Form 10-Q
period 2015-09-30
CommunityOne Bancorp
filed 2015-11-06
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015	Commission File Number 0-13823
COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2015 (the most recent practicable date), the Registrant had outstanding approximately 24,292,179 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
September 30, 2015

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	September 30, 2015	December 31, 2014*
Assets
Cash and due from banks	$23,725	$29,202
Interest-bearing bank balances	4,281	66,680
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $379,125 in 2015 and $354,924 in 2014)	375,929	350,040
Held-to-maturity, at amortized cost (estimated fair value of $151,935 in 2015 and $140,875 in 2014)	152,670	142,461
Loans held for sale	4,089	2,796
Loans held for investment	1,522,455	1,357,788
Less: Allowance for loan losses	(17,188)	(20,345)
Net loans held for investment	1,505,267	1,337,443
Premises and equipment, net	44,846	46,782
Other real estate owned and property acquired in settlement of loans	19,166	20,411
Core deposit premiums and other intangibles	5,433	5,681
Goodwill	4,205	4,205
Bank-owned life insurance	40,579	39,946
Deferred tax assets, net	139,917	146,433
Other assets	33,187	23,434
Total Assets	$2,353,294	$2,215,514
Liabilities
Deposits:
Noninterest-bearing demand deposits	$359,969	$323,776
Interest-bearing deposits:
Demand, savings and money market deposits	895,841	882,332
Time deposits of $250 or more	64,900	49,967
Other time deposits	576,169	538,345
Total deposits	1,896,879	1,794,420
Retail repurchase agreements	16,753	9,076
Federal Home Loan Bank advances	90,244	68,234
Long-term notes payable	5,396	5,338
Junior subordinated debentures	56,702	56,702
Other liabilities	12,680	14,828
Total Liabilities	2,078,654	1,948,598
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2015 and 2014	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2015 and 2014	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 24,292,615 shares in 2015 and 24,185,923 in 2014	488,306	487,603
Accumulated deficit	(206,653)	(213,212)
Accumulated other comprehensive loss	(7,013)	(7,475)
Total Shareholders' Equity	274,640	266,916
Total Liabilities and Shareholders' Equity	$2,353,294	$2,215,514
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$16,395	$14,855	$48,274	$43,312
Interest and dividends on investment securities	3,219	3,400	9,559	10,826
Other interest income	216	140	595	447
Total interest income	19,830	18,395	58,428	54,585
Interest Expense
Deposits	1,726	1,725	5,190	5,168
Retail repurchase agreements	7	5	16	11
Federal Home Loan Bank advances	507	521	1,464	1,504
Other borrowed funds	280	296	848	857
Total interest expense	2,520	2,547	7,518	7,540
Net Interest Income before Recovery of Loan Losses	17,310	15,848	50,910	47,045
Recovery of provision for loan losses	(64)	(1,679)	(1,990)	(4,048)
Net Interest Income after Recovery of Loan Losses	17,374	17,527	52,900	51,093
Noninterest Income
Service charges on deposit accounts	1,738	1,583	4,605	4,766
Mortgage loan income	381	205	1,159	640
Cardholder and merchant services income	1,253	1,183	3,596	3,505
Trust and investment services	376	344	1,101	1,101
Bank-owned life insurance	381	273	899	803
Other service charges, commissions and fees	477	290	1,281	974
Securities gains, net	—	34	—	754
Other income	394	73	547	278
Total noninterest income	5,000	3,985	13,188	12,821
Noninterest Expense
Personnel expense	9,984	12,616	31,040	32,965
Net occupancy expense	1,591	1,521	4,271	4,586
Furniture, equipment and data processing expense	2,113	2,208	5,977	6,258
Professional fees	572	699	1,639	1,799
Stationery, printing and supplies	144	149	461	484
Advertising and marketing	114	142	434	442
Other real estate owned expense	556	(29)	1,421	1,186
Credit/debit card expense	558	520	1,600	1,719
FDIC insurance	413	412	1,322	1,646
Loan collection expense	(76)	198	537	1,406
Core deposit premium intangible amortization	370	352	1,074	1,056
Other expense	1,088	1,227	3,486	4,542
Total noninterest expense	17,427	20,015	53,262	58,089
Income before income taxes	4,947	1,497	12,826	5,825
Income tax expense (benefit)	3,430	(276)	6,267	(17)
Net income	$1,517	$1,773	$6,559	$5,842

Weighted average number of shares outstanding - basic	24,265,346	21,739,009	24,217,211	21,853,866
Weighted average number of shares outstanding - diluted	24,279,112	21,746,965	24,229,885	21,865,972
Net income per share - basic and diluted	$0.06	$0.08	$0.27	$0.27
See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)	Three Months Ended September 30,
	2015	2014
Net income	$1,517	$1,773
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities	5,762	(521)
Tax effect	(2,204)	199
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	3,558	(322)
Reclassification adjustment for gain on available-for-sale securities included in net income	—	(34)
Tax effect	—	13
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	—	(21)
Change in defined benefit plans liability	(105)	—
Tax effect	40	—
Change in defined benefit plans liability, net of tax	(65)	—
Unrealized gain (loss) on interest rate swaps	(741)	344
Tax effect	283	(132)
Unrealized gain (loss) on interest rate swaps, net of tax	(458)	212
Reclassification adjustment for loss on interest rate swaps included in net income	2	—
Tax effect	(1)	—
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	1	—
Other comprehensive income (loss), net of tax	3,036	(131)
Comprehensive income	$4,553	$1,642

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Net income	$6,559	$5,842
Other comprehensive income:
Unrealized gains arising during the period on available-for-sale securities	1,688	13,036
Tax effect	(645)	(4,986)
Unrealized gains arising during the period on available-for-sale securities, net of tax	1,043	8,050
Reclassification adjustment for gain on available-for-sale securities included in net income	—	(754)
Tax effect	—	288
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	—	(466)
Change in defined benefit plans liability	(105)	—
Tax effect	40	—
Change in defined benefit plans liability, net of tax	(65)	—
Unrealized loss on interest rate swaps	(843)	(29)
Tax effect	322	11
Unrealized loss on interest rate swaps, net of tax	(521)	(18)
Reclassification adjustment for loss on interest rate swaps included in net income	8	—
Tax effect	(3)	—
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	5	—
Other comprehensive income, net of tax:	462	7,566
Comprehensive income	$7,021	$13,408

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Nine Months Ended September 30, 2015 and 2014

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2013	—	$—	21,861,418	$461,636	$(363,670)	$(17,605)	$80,361
Comprehensive income:
Net income	—	—	—	—	5,842	—	5,842
Other comprehensive income, net of tax	—	—	—	—	—	7,566	7,566
Total comprehensive income							13,408
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	655	—	—	655
Issuance of restricted stock awards, net of cancellations	—	—	(126,687)	—	—	—	—
Shares issued as compensation to directors			6,479	66			66
Balance, September 30, 2014	—	$—	21,741,210	$462,357	$(357,828)	$(10,039)	$94,490
Balance, December 31, 2014	—	$—	24,185,923	$487,603	$(213,212)	$(7,475)	$266,916
Comprehensive income:
Net income	—	—	—	—	6,559	—	6,559
Other comprehensive income net of tax	—	—	—	—	—	462	462
Total comprehensive income							7,021
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	672	—	—	672
Issuance of restricted stock awards, net of cancellations	—	—	103,828	—	—	—	—
Shares issued as compensation to directors	—	—	2,864	31	—	—	31
Balance, September 30, 2015	—	$—	24,292,615	$488,306	$(206,653)	$(7,013)	$274,640

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$6,559	$5,842
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	2,709	2,937
Recovery of loan losses	(1,990)	(4,048)
Deferred income taxes	6,228	(17)
Deferred loan fees and costs, net	(333)	462
Premium amortization and discount accretion of investment securities, net	2,086	1,797
Net gain on sale of investment securities	—	(754)
Amortization of core deposit premiums	1,074	1,056
Net accretion on acquired loans	(5,657)	(7,715)
Stock compensation expense	703	721
Increase in cash surrender value of bank-owned life insurance, net	(633)	(857)
Loans held for sale:
Origination of loans held for sale	(72,957)	(42,724)
Net proceeds from sale of loans held for sale	72,292	42,716
Net gain on sale of loans held for sale	(628)	(424)
Mortgage servicing rights capitalized	(804)	(433)
Mortgage servicing rights amortization	422	306
Net gain on sale of premises and equipment	(368)	59
Net loss on sales and write-downs of other real estate owned	1,179	739
Changes in assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	(7,148)	740
Increase (Decrease) in accrued interest payable and other liabilities	(4,624)	1,144
Net cash provided by (used in) operating activities	(1,890)	1,547
Investing Activities
Available-for-sale securities:
Proceeds from sales	—	27,183
Proceeds from maturities, calls and principal repayments	34,641	35,668
Purchases	(60,525)	—
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	9,783	6,817
Purchases	(20,394)	—
Net increase in loans held for investment	(164,005)	(101,065)
Proceeds from sales of other real estate owned	4,263	8,629
Purchases of premises and equipment	(1,678)	(1,692)
Proceeds from sales of premises and equipment	1,754	75
Net cash received in branch acquisition	56,788	—
Net cash used in investing activities	(139,373)	(24,385)
Financing Activities
Net increase in deposits (excluding branch deposit acquisition)	43,700	10,225
Increase in retail repurchase agreements	7,677	5,300
Increase (Decrease) in Federal Home Loan Bank advances	22,010	(37)
Net cash provided by financing activities	73,387	15,488
Net Increase (Decrease) in Cash and Cash Equivalents	(67,876)	(7,350)
Cash and Cash Equivalents at Beginning of Period	95,882	67,430
Cash and Cash Equivalents at End of Period	$28,006	$60,080

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$10,792	$6,752
Income taxes, net of refunds	39	—
Noncash transactions:
Foreclosed loans transferred to other real estate owned	4,199	2,894
Loans to facilitate the sale of other real estate owned	—	1,699
Unrealized securities gains, net of income taxes	1,043	7,584
Transfer of fixed assets to other assets	1,335	2,136
Employee benefit plan costs, net of income taxes	(65)	—
Unrealized loss on interest rate swaps, net of income taxes	(516)	(18)
Assets acquired in branch purchase	59,086	—
Liabilities assumed in branch purchase	58,770	—
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
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of September 30, 2015 and December 31, 2014, and the results of its operations for the three and nine months ended and cash flows for the nine months ended September 30, 2015 and 2014, respectively.
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
Our intangible assets with definite lives are core deposit premiums ("CDP"), including the amount associated with the Company's June 2015 branch acquisition from CertusBank, N.A., and mortgage servicing rights ("MSR"). During the third quarter we finalized the acquisition accounting for the CertusBank, N.A. branch acquisition and recorded a bargain purchase gain in other income of $0.3 million, representing the excess of the net fair value of assets acquired and liabilities assumed over the purchase price. CDPs are amortized over their useful lives to their estimated residual value and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits. MSRs are amortized over the expected lives of the underlying mortgages including prepayment estimates.
3. Investment Securities
Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income unless there is an other than temporary impairment and it is reported, net of deferred taxes, as a component of shareholders' equity as accumulated other comprehensive income (loss). Securities designated as held-to-maturity are carried at amortized cost, as the Company has the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.
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
The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

September 30, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,011	$8	$—	$2,019
Residential mortgage-backed securities-GSE	291,955	631	4,445	288,141
Residential mortgage-backed securities-Private	14,456	631	4	15,083
Commercial mortgage-backed securities-GSE	22,080	68	—	22,148
Commercial mortgage-backed securities-Private	17,879	20	86	17,813
Corporate notes	30,744	9	28	30,725
Total available-for-sale	379,125	1,367	4,563	375,929
Held-to-Maturity:
Residential mortgage-backed securities-GSE	123,735	210	763	123,182
Residential mortgage-backed securities-Private	18,875	—	255	18,620
Commercial mortgage-backed securities-Private	10,060	73	—	10,133
Total held-to-maturity	152,670	283	1,018	151,935
Total investment securities	$531,795	$1,650	$5,581	$527,864

December 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,028	$16	$—	$2,044
Residential mortgage-backed securities-GSE	295,300	438	5,593	290,145
Residential mortgage-backed securities-Private	16,455	820	4	17,271
Commercial mortgage-backed securities-GSE	22,377	—	419	21,958
Commercial mortgage-backed securities-Private	10,365	—	150	10,215
Corporate notes	8,399	8	—	8,407
Total available-for-sale	354,924	1,282	6,166	350,040
Held-to-Maturity:
Residential mortgage-backed securities-GSE	132,396	116	1,635	130,877
Commercial mortgage-backed securities-Private	10,065	—	67	9,998
Total held-to-maturity	142,461	116	1,702	140,875
Total investment securities	$497,385	$1,398	$7,868	$490,915
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $5.8 million of FHLB stock at September 30, 2015 and $4.9 million at December 31, 2014. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at September 30, 2015. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At September 30, 2015 and December 31, 2014, the Bank owned a total of $9.7 million and $4.7 million of FRBR stock, respectively. Because this investment is in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at September 30, 2015. FRBR stock is included in other assets at its original cost basis.
At September 30, 2015, $140.2 million of the investment securities portfolio was pledged to secure public deposits, $17.9 million was pledged to retail repurchase agreements and $162.0 million was pledged to others, leaving $208.5 million available as pledgeable collateral.
The Bank did not sell any investment securities during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Bank sold securities with a book value of $23.9 million and $26.4 million, respectively and recognized gains of $34 thousand and $0.8 million, respectively.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014. The change in unrealized losses during the nine months ending September 30, 2015 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2015
Available-for-Sale:
Residential mortgage-backed securities-GSE	$91,601	$880	$137,652	$3,565	$229,253	$4,445
Residential mortgage-backed securities-Private	—	—	1,031	4	1,031	4
Commercial mortgage-backed securities-GSE	—	—	—	—	—	—
Commercial mortgage-backed securities-Private	12,564	86	—	—	12,564	86
Corporate Notes	20,328	28			20,328	28
Total available-for-sale	124,493	994	138,683	3,569	263,176	4,563
Held-to-Maturity:
Residential mortgage-backed securities-GSE	45,712	459	36,624	304	82,336	763
Residential mortgage-backed securities-Private	18,621	255	—	—	18,621	255
Commercial mortgage-backed securities-Private	—	—	—	—	—	—
Total held-to-maturity	64,333	714	36,624	304	100,957	1,018
Total	$188,826	$1,708	$175,307	$3,873	$364,133	$5,581

December 31, 2014
Available-for-Sale
Residential mortgage-backed securities-GSE	$—	$—	$245,457	$5,593	$245,457	$5,593
Residential mortgage-backed securities-Private	1,154	4	—	—	1,154	4
Commercial mortgage-backed securities-GSE	—	—	21,958	419	21,958	419
Commercial mortgage-backed securities-Private	—	—	10,215	150	10,215	150
Total available-for-sale	1,154	4	277,630	6,162	278,784	6,166
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	112,878	1,635	112,878	1,635
Commercial mortgage-backed securities-Private	—	—	9,998	67	9,998	67
Total held-to-maturity	—	—	122,876	1,702	122,876	1,702
Total	$1,154	$4	$400,506	$7,864	$401,660	$7,868

At September 30, 2015 and December 31, 2014, there were 17 and 33 available-for-sale securities that were in an unrealized loss position for 12 months or more, respectively.
We analyzed our securities portfolio at September 30, 2015, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and we have determined that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at September 30, 2015, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Mortgage backed securities are grouped based on stated maturity date, but actual maturity will vary based on the actual repayment of the underlying mortgage loans.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government sponsored agencies
Due in one year or less	$2,011	$2,019	$—	$—
Residential mortgage-backed securities-GSE
Due after five years through 10 years	1,930	1,984	—	—
Due after ten years	290,025	286,157	123,735	123,182
Residential mortgage-backed securities-Private
Due after ten years	14,456	15,083	18,875	18,621
Commercial mortgage-backed securities-GSE
Due after five years through 10 years	22,080	22,148	—	—
Commercial mortgage-backed securities-Private
Due after ten years	17,879	17,813	10,060	10,132
Corporate notes
Due after one year through five years	30,744	30,725	—	—
Total	$379,125	$375,929	$152,670	$151,935

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
In addition to originating loans, we also purchase loans. At acquisition, purchased loans are designated as either purchased contractual loans ("PC loans") or purchased impaired loans ("PI loans"). PC loans are acquired loans where management believes it is probable that it will receive all principal as of the date of acquisition.  These loans are accounted for under the contractual cash flow method, under ASC 310-20. Any discount or premium paid on PC loans is amortized and included in interest income using the effective yield method over the expected life of the loans.
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
The following table presents an aging analysis of accruing and nonaccruing loans as of September 30, 2015:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$7	$—	$429	$436	$148,669	$149,105
Real estate - construction	17	—	—	488	505	77,807	78,312
Real estate - mortgage:
1-4 family residential	874	442	18	9,370	10,704	662,028	672,732
Commercial	—	—	—	7,556	7,556	422,452	430,008
Consumer	935	152	—	535	1,622	97,999	99,621
Total	1,826	601	18	18,378	20,823	1,408,955	1,429,778
PI loans
Commercial and agricultural	49	—	1,739	—	1,788	4,060	5,848
Real estate - construction	—	—	1,481	—	1,481	6,514	7,995
Real estate - mortgage:
1-4 family residential	325	—	1,542	—	1,867	12,924	14,791
Commercial	316	315	8,715	—	9,346	53,739	63,085
Consumer	2	1	7	—	10	948	958
Total	692	316	13,484	—	14,492	78,185	92,677
Total Loans	$2,518	$917	$13,502	$18,378	$35,315	$1,487,140	$1,522,455

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2014:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$—	$—	$608	$608	$105,269	$105,877
Real estate - construction	100	—	—	2,307	2,407	66,723	69,130
Real estate - mortgage:
1-4 family residential	2,719	147	—	8,637	11,503	638,364	649,867
Commercial	105	141	—	13,381	13,627	325,356	338,983
Consumer	744	225	5	355	1,329	69,760	71,089
Total	3,668	513	5	25,288	29,474	1,205,472	1,234,946
PI loans
Commercial and agricultural	—	—	2,232	—	2,232	5,303	7,535
Real estate - construction	—	—	3,737	—	3,737	5,460	9,197
Real estate - mortgage:
1-4 family residential	579	15	2,209	—	2,803	14,934	17,737
Commercial	287	119	12,964	—	13,370	73,975	87,345
Consumer	2	—	10	—	12	1,016	1,028
Total	868	134	21,152	—	22,154	100,688	122,842
Total Loans	$4,536	$647	$21,157	$25,288	$51,628	$1,306,160	$1,357,788
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
Loans categorized as Special Mention, Substandard and Doubtful are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $21.0 million and $27.0 million in Granite Purchased Loans categorized as Substandard or Doubtful at September 30, 2015 and December 31, 2014, respectively.

The following table presents loans held for investment balances by risk grade as of September 30, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$152,019	$712	$2,222	$—	$154,953
Real estate - construction	79,145	2,204	4,958	—	86,307
Real estate - mortgage:
1-4 family residential	667,255	4,911	15,357	—	687,523
Commercial	449,359	17,210	26,209	315	493,093
Consumer	99,545	6	553	475	100,579
Total	$1,447,323	$25,043	$49,299	$790	$1,522,455
The following table presents loans held for investment balances by risk grade as of December 31, 2014:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$104,165	$6,318	$2,930	$—	$113,413
Real estate - construction	68,995	2,411	6,921	—	78,327
Real estate - mortgage:
1-4 family residential	646,897	5,363	15,342	—	667,602
Commercial	363,267	25,715	36,984	362	426,328
Consumer	71,350	11	376	381	72,118
Total	$1,254,674	$39,818	$62,553	$743	$1,357,788
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums of $3.6 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively.
At September 30, 2015 and December 31, 2014, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $287.0 million at September 30, 2015 and $235.0 million at December 31, 2014.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $107.8 million and $116.3 million of investment securities, and gross loans of $127.2 million and $124.6 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at September 30, 2015 and December 31, 2014, respectively, of which there was $90.3 million and $130.8 million of credit availability for borrowing, respectively. At September 30, 2015, $4.2 million of loans and $45.7 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $48.9 million was available as borrowing capacity. We could also access $275.3 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $1.2 million and $1.7 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, COB had certain impaired loans of $19.5 million and $25.3 million, respectively, which were on nonaccruing interest status.

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
The following table summarizes information relative to impaired loans for the dates indicated:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,124	$—	$4,967	$—
Impaired loans, individually reviewed, with no impairment	24,013	—	26,631	—
Impaired loans, individually reviewed, with impairment	3,448	344	7,851	418
Total impaired loans, excluding purchased impaired *	$31,585	344	$39,449	418

Purchased impaired loans with subsequent deterioration	$89,292	3,190	$118,701	3,237
Purchased impaired loans with no subsequent deterioration	3,385	—	4,141	—
Total Reserves		$3,534		$3,655

Average impaired loans calculated using a simple average	35,517		43,446

* Included at September 30, 2015 and December 31, 2014 were $13.2 million and $14.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	September 30, 2015	December 31, 2014
Loans held for investment:
Commercial and agricultural	$429	$608
Real estate - construction	488	2,307
Real estate - mortgage:
1-4 family residential	9,370	8,637
Commercial	7,556	13,381
Consumer	535	355
Total nonaccrual loans	18,378	25,288
Loans more than 90 days delinquent, still on accrual	18	5
Total nonperforming loans	$18,396	$25,293
There were no loans held for sale on nonaccrual status as of September 30, 2015 or December 31, 2014.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of September 30, 2015:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$399	$479	$—
Real estate - construction	840	1,060	—
Real estate - mortgage:
1-4 family residential	8,640	10,649	—
Commercial	14,133	19,275	—
Consumer	—	—	—
Total	24,012	31,463	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,448	4,138	344
Commercial	—	—	—
Consumer	—	—	—
Total	3,448	4,138	344
Total individually reviewed impaired loans:
Commercial and agricultural	399	479	—
Real estate - construction	840	1,060	—
Real estate - mortgage:
1-4 family residential	12,088	14,787	344
Commercial	14,133	19,275	—
Consumer	—	—	—
Total	$27,460	$35,601	$344

PI loans with subsequent credit deterioration:
Commercial and agricultural	$5,848	$4,721	$218
Real estate - construction	7,547	8,336	665
Real estate - mortgage:
1-4 family residential	11,854	12,317	256
Commercial	63,085	63,890	1,906
Consumer	958	621	145
Total	$89,292	$89,885	$3,190

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

The following summary presents individually reviewed impaired loans. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following tables as of September 30, 2015 and September 30, 2014:

	For Three Months Ended		For Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$404	$—	$222	$—
Real estate - construction	878	8	2,865	8
Real estate - mortgage:
1-4 family residential	8,786	31	8,253	23
Commercial	14,329	50	19,042	28
Consumer	—	—	—	—
Total	24,397	89	30,382	59
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	—	—
Real estate - mortgage:
1-4 family residential	3,509	10	3,413	12
Commercial	—	—	4,427	38
Consumer	—	—	—	—
Total	3,509	10	7,840	50
Total individually reviewed impaired loans:
Commercial and agricultural	404	—	222	—
Real estate - construction	878	8	2,865	8
Real estate - mortgage:
1-4 family residential	12,295	41	11,666	35
Commercial	14,329	50	23,469	66
Consumer	—	—	—	—
Total	$27,906	$99	$38,222	$109

	For Nine Months Ended		For Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$439	$—	$222	$—
Real estate - construction	1,093	26	2,936	29
Real estate - mortgage:
1-4 family residential	7,937	85	8,400	87
Commercial	14,393	180	19,814	237
Consumer	—	—	—	—
Total	23,862	291	31,372	353
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	—	—
Real estate - mortgage:
1-4 family residential	3,966	43	3,440	45
Commercial	1,277	52	4,479	153
Consumer	—	—	—	—
Total	5,243	95	7,919	198
Total individually reviewed impaired loans:
Commercial and agricultural	439	—	222	—
Real estate - construction	1,093	26	2,936	29
Real estate - mortgage:
1-4 family residential	11,903	128	11,840	132
Commercial	15,670	232	24,293	390
Consumer	—	—	—	—
Total	$29,105	$386	$39,291	$551
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At September 30, 2015, there was $18.5 million in restructured loans, of which $14.2 million were accruing. At December 31, 2014, there was $19.4 million in restructured loans, of which $14.1 million were accruing.

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
At September 30, 2015 and December 31, 2014, our financial statements reflected a Granite PI loan ALL of $3.2 million and $3.2 million, respectively, and an ALL for Granite PC loans of $0.4 million and $0.3 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At September 30, 2015
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$5,848	$1,228	$7,076	$5,964
Real estate - construction	7,995	—	7,995	8,821
Real estate - mortgage:
1-4 family residential	14,791	19,520	34,311	35,303
Commercial	63,085	—	63,085	63,890
Consumer	958	—	958	621
Total	$92,677	$20,748	$113,425	$114,599

	At December 31, 2014
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$7,535	$4,288	$11,823	$10,508
Real estate - construction	9,197	—	9,197	10,463
Real estate - mortgage:
1-4 family residential	17,737	21,660	39,397	41,295
Commercial	87,345	—	87,345	90,830
Consumer	1,028	—	1,028	678
Total	$122,842	$25,948	$148,790	$153,774

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. These tables do not include PC loans, including Granite PC loans or purchased residential mortgage loan pools.

	For Three Months Ended		For Three Months Ended
	September 30, 2015		September 30, 2014
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$102,115	$20,800	$141,924	$27,764
Accretion	1,634	(1,634)	2,323	(2,323)
Increase (Decrease) in future accretion	—	(393)	—	1,495
Reclassification of loans and adjustments	—	—	—	—
Payments received	(11,072)	—	(13,253)	—
Foreclosed and transferred to OREO	—	—	(329)	—
Subtotal before allowance	92,677	18,773	130,665	26,936
Allowance for loan losses	(3,190)	—	(3,923)	—
Net carrying amount, end of period	$89,487	$18,773	$126,742	$26,936

	For Nine Months Ended		For Nine Months Ended
	September 30, 2015		September 30, 2014
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$122,842	$24,898	$161,652	$29,987
Accretion	5,523	(5,523)	7,402	(7,402)
Increase (Decrease) in future accretion	—	(602)	—	4,351
Reclassification of loans and adjustments	—	—	(4,180)	—
Payments received	(34,448)	—	(33,858)	—
Foreclosed and transferred to OREO	(1,240)	—	(351)	—
Subtotal before allowance	92,677	18,773	130,665	26,936
Allowance for credit losses	(3,190)	—	(3,923)	—
Net carrying amount, end of period	$89,487	$18,773	$126,742	$26,936
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
We lend primarily in North Carolina. As of September 30, 2015, a large majority of the principal amount of the loans in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by us in the determination of the adequacy of the ALL. We believe the ALL is adequate to cover estimated losses on loans at each balance sheet date.
During the three month period ended September 30, 2015, we charged off $1.3 million in loans and realized $0.6 million in recoveries, for $0.7 million of net charge-offs. During the nine month period ended September 30, 2015, we charged off $3.9 million in loans and realized $2.7 million in recoveries, for $1.2 million of net charge-offs.
The ALL, as a percentage of loans held for investment, was 1.13% at September 30, 2015, compared to 1.63% at September 30, 2014. At December 31, 2014, the ALL, as a percentage of loans held for investment, was 1.50%.
An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$17,989	$23,975	$20,345	$26,785
Recovery of losses charged to continuing operations	(64)	(1,679)	(1,990)	(4,048)
Net charge-offs:
Charge-offs	(1,293)	(1,970)	(3,855)	(5,980)
Recoveries	556	1,199	2,688	4,768
Net charge-offs	(737)	(771)	(1,167)	(1,212)
Balance, end of period	$17,188	$21,525	$17,188	$21,525
Annualized net charge-offs during the period to average loans held for investment	0.20%	0.24%	0.11%	0.13%
Annualized net charge-offs during the period to ALL	17.01%	14.21%	9.08%	7.53%
Allowance for loan losses to loans held for investment	1.13%	1.63%	1.13%	1.63%
The following table presents ALL activity by portfolio segment for the three months ended September 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance July 1, 2015	$2,712	$2,207	$5,517	$3,306	$4,247	$17,989
Charge-offs	—	(51)	(393)	(33)	(816)	(1,293)
Recoveries	203	120	103	56	74	556
Provision (recovery of provision)	(251)	(245)	(46)	(194)	672	(64)
Ending balance September 30, 2015	$2,664	$2,031	$5,181	$3,135	$4,177	$17,188

The following table presents ALL activity by portfolio segment for the three months ended September 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance July 1, 2014	$3,508	$4,778	$7,410	$5,666	$2,613	$23,975
Charge-offs	(301)	(52)	(234)	(511)	(872)	(1,970)
Recoveries	171	131	396	123	378	1,199
Provision (recovery of provision)	(58)	(1,089)	(1,217)	(150)	835	(1,679)
Ending balance September 30, 2014	$3,320	$3,768	$6,355	$5,128	$2,954	$21,525
The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2015	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Charge-offs	(306)	(136)	(769)	(301)	(2,343)	(3,855)
Recoveries	852	495	412	442	487	2,688
Provision (recovery of provision)	(1,797)	(1,491)	(309)	(1,185)	2,792	(1,990)
Ending balance September 30, 2015	$2,664	$2,031	$5,181	$3,135	$4,177	$17,188
The following table presents ALL activity by portfolio segment for the nine months ended September 30, 2014:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2014	$2,931	$5,233	$8,869	$7,195	$2,557	$26,785
Charge-offs	(1,311)	(676)	(869)	(1,307)	(1,817)	(5,980)
Recoveries	825	1,458	894	716	875	4,768
Provision (recovery of provision)	875	(2,247)	(2,539)	(1,476)	1,339	(4,048)
Ending balance September 30, 2014	$3,320	$3,768	$6,355	$5,128	$2,954	$21,525

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at September 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$344	$—	$—	$344
Collectively reviewed for impairment	2,446	1,366	4,581	1,229	4,032	13,654
PI loans reviewed for credit impairment	218	665	256	1,906	145	3,190
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,664	$2,031	$5,181	$3,135	$4,177	$17,188
Loans held for investment:
Individually reviewed for impairment	$399	$840	$12,093	$14,133	$—	$27,465
Collectively reviewed for impairment	148,706	77,472	660,639	415,875	99,621	1,402,313
PI loans with subsequent credit deterioration	5,848	7,547	11,854	63,085	958	89,292
PI loans with no credit deterioration	—	448	2,937	—	—	3,385
Total loans	$154,953	$86,307	$687,523	$493,093	$100,579	$1,522,455
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

Troubled Debt Restructuring
The following tables present a breakdown of troubled debt restructurings that were restructured during the three and nine months ended September 30, 2015 and September 30, 2014, respectively, segregated by portfolio segment:

	For Three Months Ended September 30, 2015			For Three Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	2	280	280	1	37	37
Real estate - mortgage:
1-4 family residential	2	61	61	1	260	260
Commercial	1	627	627	—	—	—
Consumer	—	—	—	—	—	—
Total	5	$968	$968	2	$297	$297

	For Nine Months Ended September 30, 2015			For Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	2	$94	$94
Real estate - construction	3	649	649	2	523	523
Real estate - mortgage:
1-4 family residential	3	507	507	8	1,012	1,088
Commercial	1	627	627	7	3,052	3,052
Consumer	—	—	—	—	—	—
Total	7	$1,783	$1,783	19	$4,681	$4,757
During the nine months ended September 30, 2015, we modified seven loans that were considered to be troubled debt restructurings. We modified the interest rate for one of these loans, modified the term for four of these loans, and both extended the term and modified the interest rate for the other two loans. During the nine months ended September 30, 2014, we modified nineteen loans that were considered to be troubled debt restructurings. We extended the terms for two of these loans and modified the interest rate for the remaining seventeen loans.
There were no loans restructured in the twelve months prior to September 30, 2015 that went into default during the nine months ended September 30, 2015. There were also no loans restructured in the twelve months prior to September 30, 2014 that went into default during the nine months ended September 30, 2014.
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

The reserve for unfunded commitments was $0.8 million as of September 30, 2015 and $0.8 million at December 31, 2014.
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
Total OREO and property acquired in settlement of loans decreased $1.2 million during the first nine months of 2015 from $20.4 million at December 31, 2014, to $19.2 million at September 30, 2015. At September 30, 2015 and December 31, 2014, OREO and property acquired in settlement of loans represented 51% and 45% of total nonperforming assets, respectively.
The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014
Real estate acquired in settlement of loans	$18,879	$20,122
Property acquired in settlement of loans	287	289
Total property acquired in settlement of loans	$19,166	$20,411
The following tables summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Real estate acquired in settlement of loans, beginning of period	$19,717	$21,742
Plus: New real estate acquired in settlement of loans	766	1,643
Less: Sales of real estate acquired in settlement of loans	(1,110)	(3,400)
Less: Write-downs and net loss on sales charged to expense	(494)	195
Real estate acquired in settlement of loans, end of period	$18,879	$20,180

	For Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014
Real estate acquired in settlement of loans, beginning of period	$20,122	$28,353
Plus: New real estate acquired in settlement of loans	4,199	2,894
Less: Sales of real estate acquired in settlement of loans	(4,263)	(10,328)
Less: Write-downs and net loss on sales charged to expense	(1,179)	(739)
Real estate acquired in settlement of loans, end of period	$18,879	$20,180
At September 30, 2015, 18 assets with a net carrying amount of $2.7 million were under contract for sale. Estimated losses on these sales, if any, have been recognized in the Consolidated Statements of Operations in the first nine months of 2015.
At September 30, 2015, the Company’s recorded investment in mortgage loans collateralized by residential real estate properties that are in the process of foreclosure was $1.9 million and the Company’s OREO balance included $3.4 million of residential real estate.
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

(dollars in thousands, except share and per share data)	For Three Months Ended		For Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss) from continuing operations before cumulative dividends on preferred stock	$1,517	$1,773	$6,559	$5,842
Dividends on preferred stock	—	—	—	—
Income from continuing operations, net of tax	$1,517	$1,773	$6,559	$5,842
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$1,517	$1,773	$6,559	$5,842
Weighted average number of shares outstanding - basic	24,265,346	21,739,009	24,217,211	21,853,866
Weighted average number of shares outstanding - diluted	24,279,112	21,746,965	24,229,885	21,865,972
Net income per share - basic and diluted	$0.06	$0.08	$0.27	$0.27
During the three and nine months ended September 30, 2015 and September 30, 2014, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the price of the common stock warrant. As a result, the warrant is considered antidilutive and thus is not included in the diluted share calculation.
For the three months ended September 30, 2015, there were an average of 478,476 antidilutive shares, while for the nine months ended September 30, 2015, there were 355,502 antidilutive shares. For the three months ended September 30, 2014, there were an average of 46,278 antidilutive shares, while for the nine months ended September 30, 2014, there were 37,295 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 456,404 and 333,430 for the three months and nine months ended September 30, 2015, respectively, and 24,206 and 15,223 for the three months and nine months ended September 30, 2014, respectively. The number relating to the warrant was 22,072 for all periods presented.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges and have remained highly effective since inception through the quarter ending September 30, 2015. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is reported in earnings. These interest rate swaps mature on June 15, 2020.
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

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$(456)	$—	$(515)	$—
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	4	(2)	$1	$1
Mortgage loan forward sales	(5)	(2)	12	16
Total	$(1)	$(4)	$13	$17

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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, we determine the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, substantially all of the total impaired loans were reviewed based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at September 30, 2015 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,019	$—	$2,019	$—
Residential mortgage-backed securities-GSE	288,141	—	288,141	—
Residential mortgage-backed securities-Private	15,083	—	15,083	—
Commercial mortgage-backed securities-GSE	22,148	—	22,148	—
Commercial mortgage-backed securities-Private	17,813	—	17,813	—
Corporate notes	30,725	—	30,725	—
Total available-for-sale debt securities	375,929	—	375,929	—
Mortgage servicing rights	2,108	—	—	2,108
Interest rate swaps	(1,359)	—	(1,359)	—
Total assets at fair value	$376,678	$—	$374,570	$2,108
Assets and liabilities carried at fair value on a recurring basis at December 31, 2014 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,044	$—	$2,044	$—
Residential mortgage-backed securities-GSE	290,145	—	290,145	—
Residential mortgage-backed securities-Private	17,271	—	17,271	—
Commercial mortgage-backed securities-GSE	21,958	—	21,958	—
Commercial mortgage-backed securities-Private	10,215	—	10,215	—
Corporate notes	8,407	—	8,407	—
Total available-for-sale debt securities	350,040	—	350,040	—
Mortgage servicing rights	1,726	—	—	1,726
Interest rate swaps	(525)	—	(525)	—
Total assets at fair value	$351,241	$—	$349,515	$1,726
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended September 30,
	2015	2014
Balance, beginning of period	$2,012	$1,587
Total gains or losses (realized/unrealized):
Included in earnings, gross	248	166
Less amortization	(152)	(116)
Balance, end of period	$2,108	$1,637

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Beginning balance at January 1,	$1,726	$1,552
Total gains or losses (realized/unrealized):
Included in earnings, gross	804	310
Less amortization	(422)	(225)
Balance, end of period	$2,108	$1,637
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
Assets measured at fair value on a nonrecurring basis are included in the following table at September 30, 2015:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$3,104	$—	$—	$3,104
Other real estate owned	12,991	—	—	12,991
Total assets at fair value from continuing operations	$16,095	$—	$—	$16,095
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2014:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$7,433	$—	$—	$7,433
Other real estate owned	15,579	—	—	15,579
Total assets at fair value from continuing operations	$23,012	$—	$—	$23,012
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$3,104	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	12,991	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	2,108	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$7,433	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	15,579	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	1,726	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

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

The estimated fair values of financial instruments are as follows at the periods indicated:

	At September 30, 2015
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$28,006	$28,006	$28,006	$—	$—
Investment securities: Available-for-sale	375,929	375,929	—	375,929	—
Investment securities: Held-to-maturity	152,670	151,935	—	151,935	—
Loans held for sale	4,089	4,089	—	4,089	—
Loans held for investment, net	1,505,267	1,501,039	—	—	1,501,039
Accrued interest receivable	5,526	5,526	1	1,509	4,016
Interest rate swaps	(1,359)	(1,359)	—	(1,359)	—
Financial Liabilities:
Deposits	1,896,879	1,898,024	—	1,898,024	—
Retail repurchase agreements	16,753	16,753	—	16,753	—
Federal Home Loan Bank advances	90,244	92,737	—	92,737	—
Long-term notes payable	5,396	5,396	—	—	5,396
Junior subordinated debentures	56,702	32,164	—	—	32,164
Accrued interest payable	366	366	—	350	16

	At December 31, 2014
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$95,882	$95,882	$95,882	$—	$—
Investment securities: Available-for-sale	350,040	350,040	—	350,040	—
Investment securities: Held-to-maturity	142,461	140,875	—	140,875	—
Loans held for sale	2,796	2,796	—	2,796	—
Loans held for investment, net	1,337,443	1,328,895	—	—	1,328,895
Accrued interest receivable	4,885	4,885	—	1,262	3,623
Interest rate locks and forward loan sale commitments	(525)	(525)	—	(525)	—
Financial Liabilities:
Deposits	1,794,420	1,793,205	—	1,793,205	—
Retail repurchase agreements	9,076	9,076	—	9,076	—
Federal Home Loan Bank advances	68,234	71,462	—	71,462	—
Long-term notes payable	5,338	5,338	—	—	5,338
Junior subordinated debentures	56,702	32,341	—	—	32,341
Accrued interest payable	3,624	3,624	—	321	3,303
There were no transfers between valuation levels for any assets during the three months ended September 30, 2015. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2015	$(3,017)	$(324)	$(4,134)	$(7,475)
Other comprehensive income (loss) before reclassifications	1,043	(521)	(65)	457
Amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current period other comprehensive income (loss)	1,043	(516)	(65)	462
Ending balance September 30, 2015	$(1,974)	$(840)	$(4,199)	$(7,013)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2014	$(14,476)	$—	$(3,129)	$(17,605)
Other comprehensive income (loss) before reclassifications	8,050	(18)	—	8,032
Amounts reclassified from accumulated other comprehensive income	(466)	—	—	(466)
Net current period other comprehensive income (loss)	7,584	(18)	—	7,566
Ending balance September 30, 2014	$(6,892)	$(18)	$(3,129)	$(10,039)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Amount Reclassified from AOCI
	For Three Months Ended		For Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Line Item in the Consolidated Statement of Operations
Available-for-sale securities:
Net realized gains on sale of securities	$—	$(34)	$—	$(754)	Securities gains, net
Income tax expense	—	13	—	288	Income tax expense
Total, net of tax	—	(21)	—	(466)

Interest rate swaps:
Swap ineffectiveness expense	2	—	8	—	Other expense
Income tax benefit	(1)	—	(3)	—	Income tax expense
Total, net of tax	1	—	5	—
Total reclassifications for the period	$1	$(21)	$5	$(466)

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
At September 30, 2015 and December 31, 2014, our repurchase agreement borrowings totaled $16.8 million and $9.1 million respectively, and are classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with residential mortgage backed securities with a market value of $17.7 million and $16.5 million at September 30, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require us to pledge additional securities. As of September 30, 2015 and December 31, 2014 the Company had $208.5 million and $180.6 million, respectively, of available unpledged securities.
The following table presents the carrying value of repurchase agreements by remaining contractual maturity at September 30, 2015 and December 31, 2014:

September 30, 2015
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$16,753	$—	$—	$16,753

December 31, 2014
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$9,076	$—	$—	$9,076

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

•	material changes in the quality of our loan portfolio and the resulting credit related losses and expenses;

•	the accuracy of our assumptions relating to the establishment of our ALL;

•	adverse changes in the value of real estate in our market areas;

•	adverse changes in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	a prolonged period of low interest rates;

•	declines in the value of our OREO;

•	the accuracy of our assumptions relating to our ability to use net operating loss carryforwards to reduce future tax payments;

•	the loss of one or more members of executive management and our ability to recruit and retain key lenders and other employees;

•	less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for our credit or other services and thus reduced origination volume;

•	increased competitive pressures in the banking industry or in COB's markets affecting pricing or product and service offerings;

•	our ability to respond to rapid technological developments and changes;

•	disruptions in or manipulations of our operating systems;

•	information security and cybersecurity risks impacting us or our vendors, including “hacking” and “identity theft,” that could adversely affect our business and our reputation;

•	the loss or disruption of the services provided by one or more of our critical vendors;

•	our ability to achieve our targeted reductions in costs and expenses;

•	the impact of laws, including tax laws, and regulatory requirements, including the Basel III capital rules, Bank Secrecy Act requirements, and regulations required by the Dodd-Frank Act;

•	changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	changes in accounting principles and standards; and

•	our success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and COB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income Statement Data
Net interest income	$17,310	$15,848	$50,910	$47,045
Recovery of loan losses	(64)	(1,679)	(1,990)	(4,048)
Noninterest income	5,000	3,985	13,188	12,821
Noninterest expense	17,427	20,015	53,262	58,089
Income before income taxes	4,947	1,497	12,826	5,825
Net income	1,517	1,773	6,559	5,842
Period End Balances
Assets	$2,353,294	$2,015,793	$2,353,294	$2,015,793
Loans held for sale	4,089	2,268	4,089	2,268
Loans held for investment (1)	1,522,455	1,318,117	1,522,455	1,318,117
Allowance for loan losses	17,188	21,525	17,188	21,525
Goodwill and other intangible assets	9,638	10,191	9,638	10,191
Deferred tax assets, net	139,917	5,564	139,917	5,564
Deposits	1,896,879	1,758,930	1,896,879	1,758,930
Borrowings	169,095	147,484	169,095	147,484
Shareholders' equity	274,640	94,490	274,640	94,490
Average Balances
Assets	$2,320,627	$2,004,071	$2,257,041	$1,993,764
Loans held for sale	3,584	1,446	3,452	1,470
Loans held for investment (1)	1,479,587	1,288,272	1,421,201	1,224,916
Allowance for loan losses	17,688	24,110	18,956	25,855
Goodwill and other intangible assets	9,518	10,325	9,557	10,635
Deferred tax assets, net	144,091	5,436	144,525	6,861
Deposits	1,850,578	1,753,380	1,810,851	1,749,339
Borrowings	184,942	144,830	162,087	142,831
Shareholders' equity	271,757	93,051	270,606	88,356
Per Common Share Data
Net income - basic and diluted	$0.06	$0.08	$0.27	$0.27
Core net income - diluted (2)	0.12	0.11	0.33	0.31
Book value (shareholders' equity)	11.31	4.35	11.31	4.35
Tangible book value (shareholders' equity) (2)	10.91	3.88	10.91	3.88
Performance Ratios
Return on average assets	0.26%	0.35%	0.39%	0.39%
Core return on average assets (2)	0.50	0.47	0.47	0.46
Pre-tax return on average assets	0.85	0.30	0.76	0.59
Return on average tangible assets (2)	0.26	0.35	0.39	0.39
Return on average equity	2.21	7.56	3.24	8.84
Return on average tangible equity (2)	2.30	8.50	3.36	10.05
Net interest margin (tax equivalent)	3.37	3.38	3.45	3.41

Pre-credit and nonrecurring ("PCNR") noninterest expense as a percentage of average assets (2)	2.92	3.55	3.03	3.54
Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	1.13%	1.63%	1.13%	1.63%
Net annualized charge-offs (recoveries) to average loans held for investment (1)	0.20%	0.24%	0.11%	0.13%
Classified assets to Tier 1 capital and allowance for loan losses	34.0	67.6	34.0	67.6
Nonperforming assets to period end total assets (3)	1.6	2.4	1.6	2.4
Capital and Liquidity Ratios
Average equity to average assets	11.71%	4.64%	11.99%	4.43%
Leverage capital	8.43	6.48	8.43	6.48
Common equity tier 1 risk-based capital (4)	11.61	N/A	11.61	N/A
Tier 1 risk-based capital	11.61	9.57	11.61	9.57
Total risk-based capital	13.80	12.42	13.80	12.42
Period end loans to period end deposits	80	75	80	75

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
(4) The Company did not report this ratio in 2014.

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
Progress on 2015 goals
In the third quarter we continued to make good progress in achieving the five goals we established for 2015, which are to (1) grow loans; (2) grow core deposits; (3) enhance fee income; (4) maintain expense discipline; and (5) explore merger and acquisition (M&A) opportunities.
Loan growth was strong in the third quarter and, with year to date loan growth of 12%, we reached our 10-12% loan growth goal for 2015. During the quarter, loans grew at a 21% annualized rate, our sixth consecutive quarter of double digit annualized loan growth. Organic loans, which exclude purchased residential loan pools, grew at a 28% annualized rate in the third quarter. Loans grew in all of our business lines during the quarter, especially in our commercial banking unit, and commercial loans grew 10% in the third quarter. Our loan-to-deposit ratio grew to 80% at September 30, 2015, on track with our 80-85% goal for year end 2015. We continued to experience strong growth in our Charlotte, Greensboro/Winston-Salem and Raleigh markets, with year over year loan growth of 36%, 5% and 124% in these markets, respectively. We added two commercial loan officers in our Charleston, South Carolina loan production office and an additional mortgage loan officer in Greensboro during the quarter, and we expect these additions to support our continued loan growth.
Deposit growth was also strong in the third quarter, with annualized deposit growth of 9% and year to date deposit growth of 6%. Low cost core deposits, consisting of non-time deposits, grew at an annualized rate of 5% during the third quarter, and have increased 4% year to date. Noninterest-bearing deposits have grown 11% through the first nine months of the year, and we continue to see our commercial customer acquisition and treasury management product capabilities generating additional noninterest-bearing deposit balances and customers in our markets.
We made excellent progress in the third quarter on our third goal to grow fee income by 10-12% for the full year 2015, excluding gains on securities and other nonrecurring items. Third quarter fee income, net of gains on securities and $0.3 million in bargain purchase gain, of $4.7 million increased 19%, or $0.7 million, over the third quarter a year ago, as a result of an 86% increase in mortgage and SBA loan gains on sale. Year to date, excluding nonrecurring securities gains and the bargain purchase gain, noninterest income grew 7% versus the same period last year, primarily as a result of $0.5 million increase in loan sales income. In the third quarter, origination of residential mortgage loans for sale to investors increased 58% to $26 million from the same quarter in 2014 as a result of investments in both our branch and non-branch retail channels in the past year. Our trust and investment services income grew 9% in the third quarter from the same quarter last year. Service charges on deposits and other service charges, commissions and fees grew 18% in the third quarter versus the third quarter of last year on fee enhancement initiatives implemented during 2015 and the branch purchase from CertusBank at the end of the second quarter. We expect that new business lines, such as SBA lending, will contribute to fee income growth in the coming quarters, in addition to the investments made in mortgage origination personnel.
We have continued to execute well our expense management efforts. Third quarter noninterest expenses ("NIE") declined $2.6 million, or 13% from the third quarter of 2014. Net of severance costs recorded in the third quarter of 2014, our NIE declined $0.5 million, or 3%. Our pre-credit and nonrecurring ("PCNR") NIE to average asset ratio was 2.92%, ahead of our goal for full year 2015 of 3.10%. The third quarter was the first full quarter that included the additional costs of the branch acquired from CertusBank.
Our final goal is to explore M&A opportunities that meet our strategic and financial objectives. We continue to actively evaluate a broad spectrum of opportunities to identify those that meet our objectives.

Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - Third Quarter for the three month periods ended September 30, 2015 and 2014, and in the Average Balances and Net Interest Income Analysis - Nine Months for the nine month periods ended September 30, 2015 and 2014.
Net interest income on a taxable equivalent basis was $17.3 million for the three month period ended September 30, 2015, an increase of 9%, or $1.5 million, from $15.9 million for the same period in 2014. The increase in interest income is primarily a result of growth in average loan balances of $193.5 million, or 15%, partially offset by a decrease in net loan yield of 12 basis points from lower origination interest rates and a higher variable rate loan mix, and a decrease in purchase impaired loan accretion of 7 basis points.
Net interest margin (taxable equivalent) declined 1 basis point from 3.38% in the third quarter of 2014 to 3.37% in the third quarter of 2015. The yield on average earning assets decreased by 6 basis points in the third quarter of 2015 to 3.86% from 3.92% in the third quarter of 2014, as improvements in asset mix from replacing lower yielding cash with higher yielding securities and loans were more than offset by lower yields on both loans and securities. The cost of interest-bearing liabilities fell 4 basis points from 0.64% in the third quarter of 2014 to 0.60% in the third quarter of 2015, primarily as a result of lower average cost of FHLB advances. The cost of interest-bearing deposits fell 2 basis points from 0.48% for the third quarter of 2014 to 0.46% in the same period in 2015.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended September 30, 2015 and 2014. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Third Quarter

	Three Months Ended September 30,
	2015			2014
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,483,171	$16,409	4.39%	$1,289,718	$14,875	4.58%
Investment securities	532,540	3,219	2.40	524,442	3,400	2.57
Other earning assets	22,495	216	3.81	48,319	141	1.16
Total earning assets	2,038,206	19,844	3.86	1,862,479	18,416	3.92

Noninterest-earning assets:
Cash and due from banks	25,294			27,425
Goodwill and other intangible assets	9,518			10,325
Other assets, net	247,609			103,842
Total assets	$2,320,627			$2,004,071

Interest-bearing liabilities:
Interest-bearing demand deposits	$357,643	$221	0.25%	$338,827	$259	0.30%
Savings deposits	92,414	24	0.10	85,501	22	0.10
Money market deposits	432,751	295	0.27	428,451	274	0.25
Time deposits	608,325	1,186	0.77	579,790	1,171	0.80
Total interest-bearing deposits	1,491,133	1,726	0.46	1,432,569	1,726	0.48
Retail repurchase agreements	12,110	7	0.23	8,480	5	0.23
Federal Home Loan Bank advances	110,747	507	1.82	74,341	520	2.78
Other borrowed funds	62,085	280	1.79	62,009	296	1.89
Total interest-bearing liabilities	1,676,075	2,520	0.60	1,577,399	2,547	0.64

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	359,445			320,811
Other liabilities	13,350			12,810
Shareholders' equity	271,757			93,051
Total liabilities and shareholders' equity	$2,320,627			$2,004,071

Net interest income and net yield on earning assets (4)		$17,324	3.37%		$15,869	3.38%

Interest rate spread (5)			3.26%			3.28%
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

Net interest income on a taxable equivalent basis was $51.0 million for the nine month period ended September 30, 2015, an increase of 8%, or $3.8 million, from $47.1 million for the same period in 2014. The increase in interest income is primarily a result of an increase in average loan balances of $178.3 million, or 14%, partially offset by a decrease in average investment securities balances used to fund loan growth of $23.6 million and decreases of 12 basis points and 21 basis points in loan and security yields, respectively.
Net interest margin (taxable equivalent) increased 4 basis points from 3.41% in the first nine months of 2014 to 3.45% in the first nine months of 2015. The yield on average earning assets increased by 1 basis point in the first nine months of 2015 to 3.96% from 3.95% in the same period of 2014, as a result of an improved asset mix as lower yielding cash and securities were replaced by higher yielding loans, offset by lower yields on both loans and securities. The cost of interest-bearing liabilities fell 2 basis points to 0.62% in the first nine months of 2015 from 0.64% in the first nine months of 2014, primarily as a result of lower average cost of FHLB advances. The cost of interest-bearing deposits decreased 1 basis point from 0.48% for the first nine months of 2014 to 0.47% for the same period in 2015.
The following table summarizes the average balance sheets and net interest income/margin analysis for the nine months ended September 30, 2015 and 2014. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Nine Months

	Nine Months Ended September 30,
	2015			2014
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,424,653	$48,323	4.53%	$1,246,385	$43,378	4.65%
Investment securities	521,263	9,559	2.45	544,878	10,826	2.66
Other earning assets	30,486	595	2.61	58,317	447	1.02
Total earning assets	1,976,402	58,477	3.96	1,849,580	54,651	3.95

Noninterest-earning assets:
Cash and due from banks	25,525			27,043
Goodwill and other intangible assets	9,557			10,635
Other assets, net	245,557			106,506
Total assets	$2,257,041			$1,993,764

Interest-bearing liabilities:
Interest-bearing demand deposits	$352,780	$722	0.27%	$337,393	$770	0.31%
Savings deposits	90,174	69	0.10	84,384	65	0.10
Money market deposits	429,594	891	0.28	438,279	800	0.24
Time deposits	594,346	3,508	0.79	578,567	3,533	0.82
Total interest-bearing deposits	1,466,894	5,190	0.47	1,438,623	5,168	0.48
Retail repurchase agreements	9,748	16	0.22	7,208	11	0.20
Federal Home Loan Bank advances	90,217	1,464	2.17	73,632	1,504	2.73
Other borrowed funds	62,102	848	1.83	61,991	857	1.85
Total interest-bearing liabilities	1,628,961	7,518	0.62	1,581,454	7,540	0.64

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	343,957			310,716
Other liabilities	13,517			13,238
Shareholders' equity	270,606			88,356
Liabilities of discontinued operations	—			—
Total liabilities and shareholders' equity	$2,257,041			$1,993,764

Net interest income and net yield on earning assets (4)		$50,959	3.45%		$47,111	3.41%

Interest rate spread (5)			3.34%			3.31%
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
During the three and nine months ended September 30, 2015, the recovery of provision for loan losses was $0.1 million and $2.0 million, respectively, compared to $1.7 million and $4.0 million recovery of provision for loan losses in the same periods of 2014, as a result of declining historical net loss rates, partially offset by loan portfolio growth. During the three month periods ended September 30, 2015 and 2014, net charge-offs totaled $0.7 million and $0.8 million, or 0.20% and 0.24% of average loans on an annualized basis, respectively. During the nine month periods ended September 30, 2015 and 2014, net charge-offs totaled $1.2 million in each period, or 0.11% and 0.13% of average loans on an annualized basis, respectively.
Noninterest Income
Noninterest income includes fees and service charges on deposit accounts, mortgage banking income, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended September 30, 2015, noninterest income was $5.0 million compared to $4.0 million for the same period in 2014, an increase of $1.0 million, or 25%, primarily the result of $0.3 million in a nonrecurring bargain purchase gain on the Company's branch acquisition from CertusBank, as well as improved service charge and mortgage loan sales income. Core noninterest income, which excludes nonrecurring gains and losses, rose $0.7 million from the third quarter of the prior year. See “Non-GAAP Measures" and the table below for further discussion. Mortgage loan income grew 86% over the third quarter of last year on origination growth of 44% and an increase in loans originated for sale to investors of 58%, offset by a reduction in the average gain on sale of loans sold to investors. Trust and investment services income grew 9% year over year on increases in assets under management. Service charges (including other service charges, commissions and fees) during the third quarter of 2015 grew $0.3 million, or 18%, from the same period of 2014 on increased customer fee activity, especially in overdraft protection products. Cardholder and merchant services income was also improved by 6% from the third quarter a year ago.
For the nine months ended September 30, 2015, noninterest income was $13.2 million compared to $12.8 million for the same period in 2014, an increase of $0.4 million, or 3%, as increases on mortgage loan income and the bargain purchase gain described above were partially offset by $0.8 million in nonrecurring gains on sales of securities during 2014. Core noninterest income for the first nine months of 2015 grew 7% from the same period in 2014. Mortgage loan income was strong in the first nine months of 2015, up 81% over the same period of 2014, driven by a 74% increase in mortgage loan originations from the first nine months of 2014. Production from our retail non-branch channel was $58.8 million in the first nine months of 2015, and during the period, we originated $187.4 million of mortgage loans, including $78.1 million of loans for sale to investors, an increase of 67% from the same period of last year. Trust and investment services income in the first nine months was unchanged from the comparable period last year. Service charges(including other service charges, commissions and fees) during the first nine months of 2015 were 3% higher than the same period of 2014 on the additional customer fee activity described above, while cardholder and merchant services income was up 3% from the same period in 2014.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Noninterest Income
Service charges on deposit accounts	$1,738	$1,583	$4,605	$4,766
Mortgage loan income	381	205	1,159	640
Cardholder and merchant services income	1,253	1,183	3,596	3,505
Trust and investment services	376	344	1,101	1,101
Bank-owned life insurance	381	273	899	803
Other service charges, commissions and fees	477	290	1,281	974
Securities gains, net	—	34	—	754
Other income	394	73	547	278
Total noninterest income	5,000	3,985	13,188	12,821
Less nonrecurring items:
Bargain purchase gain	316	—	316	—
Securities gains, net	—	34	—	754
Core noninterest income (1)	$4,684	$3,951	$12,872	$12,067
(1) See "Non-GAAP Measures".
Noninterest Expense
Noninterest expense components include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related OREO and loan collection expenses.
Noninterest expenses were $17.4 million in the third quarter of 2015 compared to $20.0 million in the same period of 2014, a decrease of $2.6 million, or 13%. The decrease was primarily the result of $2.1 million of executive severance costs during the third quarter of 2014, as well as decreases in branch operating costs, retiree benefit changes, professional fees and loan collection expenses, partially offset by an increase in OREO write-downs.
For the first nine months of 2015, noninterest expenses were $53.3 million compared to $58.1 million in the same period of 2014, a decrease of $4.8 million, or 8%. The decrease was attributable to the 2014 executive severance expense described above, as well as nonrecurring expense of $0.4 million related to the sale by the U.S. Treasury of shares of the Company's stock in 2014 and reductions in loan collection expenses as a result of our continued reduction in nonperforming loans, offset by increased OREO costs and investments in origination personnel. FDIC insurance costs were also lower by $0.3 million on improvements in capital, earnings and asset quality.
Excluding the items that we identify as nonrecurring (branch closure and restructuring expenses, U.S. Treasury expenses, executive severance and mortgage and litigation accruals), core noninterest expenses were $17.4 million and $53.3 million in the third quarter and first nine months of 2015, respectively, and fell by $0.5 million, or 3%, and $2.2 million, or 4%, from the same periods in 2014, respectively, primarily as a result of the items noted above. Pre-credit and non-recurring noninterest expenses ("PCNR NIE"), which also excludes the nonrecurring items noted above, OREO expenses and loan collection expenses, were $16.9 million and $51.3 million for the three months and nine months ended September 30, 2015, respectively, and fell by $0.8 million, or 5%, and $1.6 million, or 3%, from the same periods in 2014. See the following table and "Non-GAAP Measures" for further discussion.

Full-time equivalent employees averaged 551 employees for the third quarter of 2015 versus 568 employees for the third quarter of 2014, a reduction of 3%.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Noninterest Expense
Personnel expense	$9,984	$12,616	$31,040	$32,965
Net occupancy expense	1,591	1,521	4,271	4,586
Furniture, equipment and data processing expense	2,113	2,208	5,977	6,258
Professional fees	572	699	1,639	1,799
Stationery, printing and supplies	144	149	461	484
Advertising and marketing	114	142	434	442
Other real estate owned expense	556	(29)	1,421	1,186
Credit/debit card expense	558	520	1,600	1,719
FDIC insurance	413	412	1,322	1,646
Loan collection expense	(76)	198	537	1,406
Core deposit intangible amortization	370	352	1,074	1,056
Other expense	1,088	1,227	3,486	4,542
Total noninterest expense	17,427	20,015	53,262	58,089
Less nonrecurring:
Branch closure and restructuring expense	—	—	—	190
Mortgage and litigation accrual	—	—	—	(68)
Executive severance expense	—	2,060	—	2,060
U.S. Treasury sale expenses	—	—	—	409
Core noninterest expense (1)	17,427	17,955	53,262	55,498
Less credit related:
Other real estate owned expense	556	(29)	1,421	1,186
Loan collection expense	(76)	198	537	1,406
PCNR noninterest expense (1)	$16,947	$17,786	$51,304	$52,906
(1) See "Non-GAAP Measures".
Provision for Income Taxes
Income tax expense totaled $3.4 million for the third quarter of 2015, compared to a benefit of $(0.3) million for the third quarter of 2014. For the first nine months of 2015, income tax expense totaled $6.3 million, compared to a benefit of $(17) thousand for the first nine months of 2014. Our provision for income taxes, as a percentage of income before income taxes, was 69.3% and (18.4)% for the three months ended September 30, 2015 and 2014, respectively, and 48.9% and (0.3)% for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Prior to December 31, 2014, substantially all of our net deferred tax assets were offset by a valuation allowance and accordingly income tax expense during the third quarter and first nine months of 2014 was primarily the result of changes in the market value of available-for-sale securities that impacted the valuation allowance on our net deferred tax assets. At December 31, 2014 we determined, based on all available positive and negative evidence, that it is more likely than not that future taxable income will be available during available carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of the North Carolina net economic loss carryforward, and accordingly substantially all of the valuation allowance on our deferred tax asset was reversed.
At September 30, 2015, we determined that it is more likely than not that future taxable income will be available during applicable carryforward periods to absorb all of the remaining North Carolina net economic loss carryforwards, and accordingly, the remaining $0.7 million deferred tax asset valuation allowance was reversed as a reduction in income tax expense. We have recorded income taxes in the third quarter and for the first nine months of 2015 at the Company’s effective tax rate.
In addition, on July 28, 2015, the State of North Carolina announced that, based on the state achieving its 2015 tax year revenue target, the corporate income tax rate will be reduced to 4% during the 2016 tax year. The rate reduction trigger resulted in a $2.3 million reduction in deferred income tax receivable. The Company recorded the impact of this legislation as a reduction in deferred income tax receivable as of September 30, 2015 and a charge to income tax expense in the third quarter of 2015.

Balance Sheet Review
Total assets at September 30, 2015 were $2.35 billion, an increase of $137.8 million, or 6%, compared to total assets of $2.22 billion at December 31, 2014.
Cash and interest-bearing balances were $28.0 million at September 30, 2015, a decrease of $67.9 million, or 71%, compared to $95.9 million at December 31, 2014, primarily as a result of the use of cash to fund increases in the loan and investment securities portfolios.
Total investment securities portfolio increased $36.1 million during the first nine months of 2015, from $492.5 million at December 31, 2014 to $528.6 million at September 30, 2015, an increase of 7%. The portfolio is comprised of U.S. federal agency securities and U.S. federal agency Mortgage Backed Securities ("MBS") (GSE), private residential MBS, commercial MBS (GSE), private commercial MBS, and corporate debt securities. At September 30, 2015 there were $375.9 million of investment securities designated available-for-sale and $152.7 million of securities designated held-to-maturity.
Loans held for investment increased $164.7 million, an increase of 12%, or 16% annualized during the first nine months of 2015, from $1,357.8 million at December 31, 2014 to $1,522.5 million at September 30, 2015. The increase was primarily the result of loan growth in our metro markets of Charlotte, Raleigh and Greensboro/Winston-Salem. Loans held for investment grew in all lines of business during the first nine months of the year. Organic loan growth, which excludes purchased residential loan pools, totaled $194.5 million in the first nine months of 2015 for a 23% annualized growth rate. The pass rated loan portfolio grew $192.6 million year to date for a 20% annualized growth rate.
Total deposits were $1.90 billion at September 30, 2015, an increase of $102.5 million, or 6% from $1.79 billion at December 31, 2014. Noninterest-bearing deposits increased $36.2 million, or 11%, from $323.8 million at December 31, 2014 to $360.0 million at September 30, 2015, an annualized growth rate of 15%. Low cost core deposits, which excludes all time deposits, grew $49.7 million year to date. The growth in deposits includes the Company's acquisition of $58.8 million in deposits from CertusBank, N.A. in June 2015.
Shareholders' equity (book value) at September 30, 2015 was $274.6 million as compared to $266.9 million at December 31, 2014. The book value per share was $11.31 at September 30, 2015, as compared to a book value per share of $11.04 at December 31, 2014. The change in shareholders' equity reflects net income to common shareholders for the nine months ended September 30, 2015 of $6.6 million and $0.5 million other comprehensive income, net of tax, including the unrealized gain on available-for-sale securities described below. We did not declare common dividends during the nine months ended September 30, 2015, and we do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experiences an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of September 30, 2015, there were no securities considered to have OTTI.
During the first nine months of 2015, increases in the level of market interest rates resulted in an unrealized gain of $1.7 million in our available-for-sale portfolio. The unrealized gain, net of $0.7 million tax effect, was $1.0 million for the first nine months of 2015 and was recorded in Other Comprehensive Income (Loss). At September 30, 2015, there was an unrealized loss of $3.2 million on our available-for-sale portfolio. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
Acquired Loans
Loans acquired in the Merger ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At September 30, 2015, there were $113.4 million of Granite Purchased Loans, of which $20.7 million were PC loans, and $92.7 million were PI loans, $89.3 million of which had subsequent credit deterioration.
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
At September 30, 2015, an ALL of $3.2 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) where conversion of the real estate is the primary source of repayment is a significant portion of our commercial loan portfolio. These categories constitute $579.4 million, or approximately 38%, of our total loans held for investment portfolio at September 30, 2015, up 1% from 37% at December 31, 2014. These categories are generally affected by changes in economic conditions, changes in real estate market values, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The level of nonperforming loans continued to decline, from $25.3 million or 1.9% of loans held for investment at December 31, 2014, to $18.4 million, or 1.2% of loans held for investment at September 30, 2015. OREO and property acquired in settlement of loans were $19.2 million at September 30, 2015, compared to $20.4 million at December 31, 2014, a decrease of $1.2 million or 6%. During the first nine months of 2015, we recorded net write-downs (net of gains on sales) of OREO of $1.2 million, compared to $0.7 million in the first nine months of 2014. At September 30, 2015, 18 assets with a net carrying amount of $2.7 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first nine months of 2015. Actual gains, if any, will be recorded at the time of sale. We continued to experience stable real estate prices in 2015, especially in our metro markets. Total nonperforming assets declined 18% from $45.7 million at December 31, 2014 to $37.6 million at September 30, 2015, and represented 1.6% of total assets, an improvement from 2.1% at December 31, 2014.
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
Estimated credit losses should meet the criteria for accrual of a loss contingency, i.e. a provision to the ALL, set forth in GAAP. Our methodology for determining the ALL is based on GAAP, the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other regulatory and accounting pronouncements. The ALL is determined by the sum of three separate components:  (a) the impaired loan component, which addresses specific reserves for impaired loans; (b) the general reserve component, which addresses reserves for pools of homogeneous loans; and (c) an unallocated reserve component (if any) based on management's judgment and experience. The loan pools and impaired loans are mutually exclusive; any loan that is impaired is excluded from its homogenous pool for purposes of that pool's reserve calculation, regardless of the level of impairment. We have established a de minimis threshold for loan exposures that, if found to be impaired, will have impairment determined by applying the same general reserve rate as nonimpaired loans within the same pool.
The ALL of $20.3 million at December 31, 2014 decreased by 15% to $17.2 million at September 30, 2015. The ALL as a percentage of loans held for investment was 1.13% at September 30, 2015 compared to 1.50% at December 31, 2014. Net charge-offs were $1.2 million in the first nine months of 2015, equal to net charge-offs of $1.2 million in the first nine months of 2014. Annualized net charge-offs in the first nine months of 2015 were 0.11% of average loans, compared to annualized net charge-offs of 0.13% in the same period of 2014.
Actual past due loans and loan charge-offs have declined and we continue to diligently work to improve asset quality. We believe the ALL of $17.2 million at September 30, 2015 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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
The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,124	$—	$4,967	$—
Impaired loans, individually reviewed, with no impairment	24,013	—	26,631	—
Impaired loans, individually reviewed, with impairment	3,448	344	7,851	418
Total impaired loans *	$31,585	344	$39,449	418

Purchased impaired loans with subsequent deterioration	$89,292	3,190	$118,701	3,237
Purchased impaired loans with no subsequent deterioration	3,385	—	4,141	—
Total Reserves		$3,534		$3,655

Average impaired loans calculated using a simple average	35,517		43,446
* Included at September 30, 2015 and December 31, 2014 were $13.2 million and $14.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At September 30, 2015, the total amount of these four items was $375.5 million, or 16% of total assets, a decrease of $83.7 million from $459.2 million, or 21% of total assets, at December 31, 2014. COB could also access $275.3 million of additional borrowings under credit lines by pledging additional collateral.
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

At September 30, 2015, $140.2 million of the investment securities portfolio was pledged to secure public deposits, $17.9 million was pledged to retail repurchase agreements and $162.0 million was pledged to others, leaving $208.5 million available as lendable collateral.

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
COB's balance sheet continued to be asset-sensitive at September 30, 2015. During 2014, $40 million in interest rate swaps to fix the interest rate on FHLB advances offset the impact of fixed rate lending, maintaining the asset sensitivity profile. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates change and the long duration of its low cost core deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

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
The revised rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6%, and a total risk-based capital ratio of 8%. In addition, the revised rules require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (CET1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer will be phased in over a four year period starting on January 1, 2016. The revised rules also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.
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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, which were revised effective as of January 1, 2015, and COB and the Bank's capital ratios as of September 30, 2015 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	8.43%	9.53%	4.00%	5.00%
CET1 risk-based capital ratio	11.61	12.93	4.50	6.50
Total Tier 1 risk-based capital ratio	11.61	12.93	6.00	8.00
Total risk-based capital ratio	13.80	14.04	8.00	10.00
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
Our analysis as of September 30, 2015 continues to support the position that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and all but a small portion of our North Carolina net economic loss carryforward.
As of September 30, 2015 and December 31, 2014 net deferred income tax assets totaling $139.9 million and $146.4 million, respectively, are recorded on the Company’s balance sheet.
On July 23, 2013, the State of North Carolina lowered the North Carolina corporate income tax rate from 6.9% to 6% effective 2014 and to 5% effective 2015. On July 28, 2015, North Carolina announced that, based on the state achieving its 2015 tax year revenue target, the rate will be reduced to 4% during the 2016 tax year. The rate will be further reduced to 3% for post-2016 tax years provided that additional revenue growth targets are reached. The rate reduction trigger resulted in a $2.3 million reduction in deferred income tax receivable. The Company recorded the impact of this legislation as a reduction in deferred income tax receivable as of September 30, 2015 and a charge to income tax expense in the third quarter of 2015.
At September 30, 2015, we determined that it is more likely than not that future taxable income will be available during applicable carryforward periods to absorb all of the remaining North Carolina net economic loss carryforwards, and accordingly, the remaining $0.7 million deferred tax asset valuation allowance was reversed as a reduction in income tax expense. We have recorded income taxes in the third quarter and for the first nine months of 2015 at the Company’s effective tax rate.
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
business combination, has the effect of increasing total book value while not increasing the tangible assets of a company.
Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

•	"Core Noninterest Expense" ("Core NIE") is defined as total noninterest expense reduced by noninterest expense items which are nonrecurring in nature.

•	"PCNR Noninterest Expense" ("PCNR NIE") is defined as total noninterest expense reduced by credit-related and nonrecurring noninterest expense. This measure reduces noninterest expense by items which are elevated during periods of elevated problem asset activity and items which are nonrecurring in nature.

•	“Core Noninterest Income "("NII") is defined as total noninterest income reduced by items which are nonrecurring in nature.

•	"Core net income before tax" is defined as income (loss), before income taxes, adjusted by noninterest income items and noninterest expense items which are nonrecurring in nature.

•	"Core income tax expense" is defined as income taxes, adjusted by tax related items which are nonrecurring in nature.

•	"Core net income" is defined as core net income before tax less core income tax expense.

•	"Core return on average assets" is defined as annualized core net income divided by total average assets

•	"Core net income per share" is defined as core net income divided by average shares outstanding for the period.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the Nine Months ended September 30, 2015	As of and for the Year ended December 31, 2014	As of and for the Nine Months ended September 30, 2014
Total average shareholders' equity	$270,606	$91,151	$88,356
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,352)	(6,271)	(6,430)
Average tangible shareholders' equity (non-GAAP)	$261,049	$80,675	$77,721

Total average assets	$2,257,041	$2,005,948	$1,993,764
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,352)	(6,271)	(6,430)
Average tangible assets (non-GAAP)	$2,247,484	$1,995,472	$1,983,129

Total shareholders' equity	$274,640	$266,916	$94,490
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,433)	(5,681)	(5,986)
Tangible shareholders' equity (non-GAAP)	$265,002	$257,030	$84,299

Total assets	$2,353,294	$2,215,514	$2,015,793
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,433)	(5,681)	(5,986)
Tangible assets (non-GAAP)	$2,343,656	$2,205,628	$2,005,602

Book value per common share	$11.31	$11.04	$4.35
Effect of intangible assets	(0.40)	(0.41)	(0.47)
Tangible book value per common share (non-GAAP)	$10.91	$10.63	$3.88

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income before income taxes	$4,947	$1,497	$12,826	$5,825
Less nonrecurring:
Executive severance expense	—	(2,060)	—	(2,060)
U.S. Treasury sale expenses	—	—	—	(409)
Mortgage and litigation accrual	—	—	—	68
Branch closure and restructuring expense	—	—	—	(190)
Securities gains, net	—	34		754
Bargain purchase gain	316	—	316	—
Core net income before tax (non-GAAP)	$4,631	$3,523	$12,510	$7,662

Income tax expense	$3,430	$(276)	$6,267	$(17)
Less nonrecurring tax items and adjustments:
Tax effect of nonrecurring items (1)	114	(669)	114	1,104
DTA valuation allowance release	(738)	(276)	(738)	(17)
DTA revaluation - state tax rate reduction	2,345	—	2,345	—
Income tax at effective rate (2)	—	(494)	—	(1,922)
Core income tax expense (non-GAAP)	$1,709	$1,163	$4,546	$818
Core net income (non-GAAP)	$2,922	$2,360	$7,964	$6,844

Return on average assets	0.26%	0.35%	0.39%	0.39%
Effect of adjustments to arrive at core net income	0.24%	0.12%	0.08%	0.07%
Core return on average assets (non-GAAP)	0.50%	0.47%	0.47%	0.46%

Net income per share - diluted	$0.06	$0.08	$0.27	$0.27
Effect of adjustments to arrive at core net income	0.06	0.03	0.06	0.04
Core net income per share - diluted (non-GAAP)	$0.12	$0.11	$0.33	$0.31

(1) Tax effected at an income tax rate of 33% in 2014 and 36% in 2015
(2) Projected income tax expense at 33%. In 2014 all tax items resulted in changes to the DTA valuation allowance

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total noninterest income	$5,000	$3,985	$13,188	$12,821
Less nonrecurring items:
Bargain purchase gain	316	—	316	—
Securities gains, net	—	34	—	754
Core noninterest income (non-GAAP)	$4,684	$3,951	$12,872	$12,067

Total noninterest expense	$17,427	$20,015	$53,262	$58,089
Less nonrecurring items:
Branch closure and restructuring expense	—	—	—	190
Mortgage and litigation accrual	—	—	—	(68)
Executive severance expense	—	2,060	—	2,060
U.S. Treasury sale expenses	—	—	—	409
Core noninterest expense (non-GAAP)	17,427	17,955	53,262	55,498
Less credit related:
Other real estate owned expense	556	(29)	1,421	1,186
Loan collection expense	(76)	198	537	1,406
PCNR noninterest expense (non-GAAP)	$16,947	$17,786	$51,304	$52,906

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of September 30, 2015, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (a) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (b) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended September 30, 2015 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. COB is not involved in, nor has it terminated during the nine months ended September 30, 2015, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: November 6, 2015	By:	/s/ DAVID L. NIELSEN
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