Form 10-Q
period 2016-03-31
CommunityOne Bancorp
filed 2016-05-06
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016	Commission File Number 0-13823
COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2016 (the most recent practicable date), the Registrant had outstanding approximately 24,292,958 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
March 31, 2016

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015*
Assets
Cash and due from banks	$22,104	$23,852
Interest-bearing bank balances	41,474	15,323
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $386,862 in 2016 and $398,815 in 2015)	385,994	390,434
Held-to-maturity, at amortized cost (estimated fair value of $145,853 in 2016 and $145,185 in 2015)	145,127	147,967
Loans held for sale	4,328	5,403
Loans held for investment	1,524,406	1,543,795
Less: Allowance for loan losses	(14,240)	(15,195)
Net loans held for investment	1,510,166	1,528,600
Premises and equipment, net	43,634	44,457
Other real estate owned and property acquired in settlement of loans	14,158	16,583
Core deposit premiums and other intangibles	5,273	5,208
Goodwill	4,205	4,205
Bank-owned life insurance	41,195	40,869
Deferred tax assets, net	136,912	141,716
Other assets	30,755	32,648
Total Assets	$2,385,325	$2,397,265
Liabilities
Deposits:
Noninterest-bearing demand deposits	$391,749	$386,329
Interest-bearing deposits:
Demand, savings and money market deposits	939,900	939,878
Time deposits of $250 or more	74,610	60,093
Other time deposits	548,931	561,237
Total deposits	1,955,190	1,947,537
Retail repurchase agreements	7,352	7,219
Federal Home Loan Bank advances	65,167	93,681
Long-term notes payable	5,435	5,415
Junior subordinated debentures	56,702	56,702
Other liabilities	14,328	13,673
Total Liabilities	2,104,174	2,124,227
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2016 and 2015	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2016 and 2015	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 24,292,051 shares in 2016 and 24,292,646 in 2015	490,243	490,075
Accumulated deficit	(202,384)	(206,298)
Accumulated other comprehensive loss	(6,708)	(10,739)
Total Shareholders' Equity	281,151	273,038
Total Liabilities and Shareholders' Equity	$2,385,325	$2,397,265
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and fees on loans	$16,972	$15,873
Interest and dividends on investment securities	3,283	3,224
Other interest income	234	171
Total interest income	20,489	19,268
Interest Expense
Deposits	1,879	1,731
Retail repurchase agreements	4	4
Federal Home Loan Bank advances	502	469
Other borrowed funds	321	290
Total interest expense	2,706	2,494
Net Interest Income before Recovery of Loan Losses	17,783	16,774
Recovery of provision for loan losses	(535)	(1,137)
Net Interest Income after Recovery of Loan Losses	18,318	17,911
Noninterest Income
Service charges on deposit accounts	1,557	1,434
Mortgage loan income	2,141	465
Cardholder and merchant services income	1,241	1,125
Trust and investment services	380	322
Bank-owned life insurance	269	250
Other service charges, commissions and fees	443	383
Other income	292	55
Total noninterest income	6,323	4,034
Noninterest Expense
Personnel expense	10,138	10,594
Net occupancy expense	1,553	1,469
Furniture, equipment and data processing expense	2,130	1,989
Professional fees	450	539
Stationery, printing and supplies	160	176
Advertising and marketing	60	186
Other real estate owned expense	484	360
Credit/debit card expense	439	543
FDIC insurance	461	453
Loan collection expense	149	300
Merger-related expense	771	—
Core deposit premium intangible amortization	338	352
Other expense	1,268	1,047
Total noninterest expense	18,401	18,008
Income before income taxes	6,240	3,937
Income tax expense	2,326	1,418
Net income	$3,914	$2,519

Weighted average number of shares outstanding - basic	24,292,004	24,183,396
Weighted average number of shares outstanding - diluted	24,314,112	24,195,108
Net income per share - basic and diluted	$0.16	$0.10

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Net income	$3,914	$2,519
Other comprehensive income:
Unrealized gains arising during the period on available-for-sale securities	7,426	2,688
Tax effect	(2,792)	(1,028)
Unrealized gains arising during the period on available-for-sale securities, net of tax	4,634	1,660
Reclassification adjustment for gain on available-for-sale securities included in net income	—	—
Tax effect	—	—
Reclassification adjustment for gain on available-for-sale securities included in net income, net of tax	—	—
Change in defined benefit plans liability	(86)	—
Tax effect	32	—
Change in defined benefit plans liability, net of tax	(54)	—
Unrealized loss on interest rate swaps	(883)	(523)
Tax effect	332	200
Unrealized loss on interest rate swaps, net of tax	(551)	(323)
Reclassification adjustment for loss on interest rate swaps included in net income	3	3
Tax effect	(1)	(1)
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	2	2
Other comprehensive income, net of tax:	4,031	1,339
Comprehensive income	$7,945	$3,858

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Three Months Ended March 31, 2016 and 2015

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2014	—	$—	24,185,923	$487,603	$(213,212)	$(7,475)	$266,916
Comprehensive income:
Net income	—	—	—	—	2,519	—	2,519
Other comprehensive income, net of tax	—	—	—	—	—	1,339	1,339
Total comprehensive income							3,858
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	167	—	—	167
Issuance of restricted stock awards, net of cancellations	—	—	(1,737)	—	—	—	—
Shares issued as compensation to directors			944	11			11
Balance, March 31, 2015	—	$—	24,185,130	$487,781	$(210,693)	$(6,136)	$270,952
Balance, December 31, 2015	—	$—	24,292,646	$490,075	$(206,298)	$(10,739)	$273,038
Comprehensive income:
Net income	—	—	—	—	3,914	—	3,914
Other comprehensive income net of tax	—	—	—	—	—	4,031	4,031
Total comprehensive income							7,945
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	162	—	—	162
Issuance of restricted stock awards, net of cancellations	—	—	(1,200)	—	—	—	—
Shares issued upon exercise of stock options	—	—	605	6	—	—	6
Balance, March 31, 2016	—	$—	24,292,051	$490,243	$(202,384)	$(6,708)	$281,151

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$3,914	$2,519
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	887	926
Recovery of loan losses	(535)	(1,137)
Deferred income taxes	2,326	1,379
Deferred loan fees and costs, net	21	(220)
Premium amortization and discount accretion of investment securities, net	679	583
Amortization of core deposit premiums	338	352
Net accretion on acquired loans	(1,449)	(2,099)
Stock compensation expense	162	178
Increase in cash surrender value of bank-owned life insurance, net	(326)	(266)
Loans held for sale:
Origination of loans held for sale	(16,337)	(22,389)
Net proceeds from sale of loans held for sale	17,560	17,787
Net gain on sale of loans held for sale	(148)	(173)
Mortgage servicing rights capitalized	(593)	(300)
Mortgage servicing rights amortization	170	130
Net gain on sale of premises and equipment	—	(88)
Net loss on sales and write-downs of other real estate owned	501	294
Changes in assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	1,271	(4,477)
Increase (Decrease) in accrued interest payable and other liabilities	589	(1,834)
Net cash provided by (used in) operating activities	9,030	(8,835)
Investing Activities
Available-for-sale securities:
Proceeds from maturities, calls and principal repayments	14,114	15,520
Purchases	—	(31,133)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	—	1,818
Net increase in loans held for investment	(26,547)	(38,487)
Proceeds from sales of other real estate owned	1,964	1,490
Purchases of premises and equipment	(78)	(687)
Proceeds from sales of premises and equipment	—	565
Net cash received from bulk sale of loans	46,642	—
Net cash provided by (used in) investing activities	36,095	(50,914)
Financing Activities
Net increase in deposits	7,653	13,052
Increase (Decrease) in retail repurchase agreements	133	(1,239)
Decrease in Federal Home Loan Bank advances	(28,514)	(13)
Issuance of common stock, net of expense	6	—
Net cash provided by (used in) financing activities	(20,722)	11,800
Net Increase (Decrease) in Cash and Cash Equivalents	24,403	(47,949)
Cash and Cash Equivalents at Beginning of Period	39,175	95,882
Cash and Cash Equivalents at End of Period	$63,578	$47,933

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,686	$5,759
Income taxes, net of refunds	7	39
Noncash transactions:
Foreclosed loans transferred to other real estate owned	59	2,495
Unrealized securities gains, net of income taxes	4,634	1,660
Transfer of fixed assets to other assets	—	2,722
Employee benefit plan costs, net of income taxes	(54)	—
Unrealized loss on interest rate swaps, net of income taxes	(549)	(321)
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

On November 22, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Capital Bank Financial Corp., a Delaware corporation (“Capital”), under which, upon the terms and subject to the conditions set forth in the Merger
Agreement, COB will merge with and into Capital (“Merger”), with Capital as the surviving corporation in the Merger.
Immediately following the Merger, the Bank will merge with and into Capital’s wholly owned bank subsidiary, with Capital’s bank subsidiary surviving the bank merger. The Merger is subject to, among other things, regulatory approval and other customary closing conditions and is currently expected to close in the second quarter of 2016. Shareholders of both COB and Capital approved the Merger on April 18, 2016.
General
In the accompanying consolidated financial statements, prepared without audit, all significant intercompany balances and transactions have been eliminated. Descriptions of the organization and business of COB, accounting policies followed by COB and other relevant information are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K"), including the Notes to the consolidated financial statements filed as part of that report. This quarterly report should be read in conjunction with the Form 10-K.
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of March 31, 2016 and December 31, 2015, and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
Business Combinations - In September 2015, the Financial Accounting Standard Board (the “FASB”) issued ASU 2015-16, "Business Combinations (Topic 805) - Simplifying the Accounting for Measurement -Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Financial Instruments - In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-1, "Financial instruments—Overall (Subtopic 825-10)," which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this ASU eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in ASU 2016-1 are effective for us for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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
2. Acquisition by Capital Bank Financial Corp.
On November 22, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Capital Bank Financial Corp., a Delaware corporation (“Capital”), under which, upon the terms and subject to the conditions set forth in the Merger Agreement, COB will merge with and into Capital (the “Merger”), with Capital as the surviving corporation in the Merger. Immediately following the Merger, the Bank will merge with and into Capital’s wholly-owned bank subsidiary, with Capital’s wholly-owned bank subsidiary surviving the bank merger. Shareholders of both COB and Capital approved the Merger on April 18, 2016. The Merger is subject to, among other things, regulatory approval and other customary closing conditions and is currently expected to close in the second quarter of 2016.

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

The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

March 31, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Residential mortgage-backed securities-GSE	$278,521	$920	$2,379	$277,062
Residential mortgage-backed securities-Private	31,079	399	44	31,434
Commercial mortgage-backed securities-GSE	21,880	242	—	22,122
Commercial mortgage-backed securities-Private	17,858	140	150	17,848
Corporate notes	37,524	21	17	37,528
Total available-for-sale	386,862	1,722	2,590	385,994
Held-to-Maturity:
Residential mortgage-backed securities-GSE	118,194	698	109	118,783
Residential mortgage-backed securities-Private	16,877	—	32	16,845
Commercial mortgage-backed securities-Private	10,056	169	—	10,225
Total held-to-maturity	145,127	867	141	145,853
Total investment securities	$531,989	$2,589	$2,731	$531,847

December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,005	$3	$—	$2,008
Residential mortgage-backed securities-GSE	286,057	339	8,289	278,107
Residential mortgage-backed securities-Private	33,235	578	236	33,577
Commercial mortgage-backed securities-GSE	21,980	—	368	21,612
Commercial mortgage-backed securities-Private	17,869	—	294	17,575
Corporate notes	37,669	—	114	37,555
Total available-for-sale	398,815	920	9,301	390,434
Held-to-Maturity:
Residential mortgage-backed securities-GSE	120,197	—	2,310	117,887
Residential mortgage-backed securities-Private	17,712	—	298	17,414
Commercial mortgage-backed securities-Private	10,058	—	174	9,884
Total held-to-maturity	147,967	—	2,782	145,185
Total investment securities	$546,782	$920	$12,083	$535,619
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $4.9 million of FHLB stock at March 31, 2016 and $6.0 million at December 31, 2015. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at March 31, 2016. FHLB stock is included in other assets at its original cost basis.
As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At March 31, 2016 and December 31, 2015, the Bank owned a total of $9.8 million and $9.9 million of FRBR stock, respectively. Because this investment is in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at March 31, 2016. FRBR stock is included in other assets at its original cost basis.

At March 31, 2016, $161.4 million of the investment securities portfolio was pledged to secure public deposits, $16.9 million was pledged to retail repurchase agreements and $156.3 million was pledged to others, leaving $196.5 million available as pledgeable collateral.
The Bank did not sell any investment securities during the three months ended March 31, 2016 or the three months ended March 31, 2015.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. The change in unrealized losses during the three months ending March 31, 2016 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2016
Available-for-Sale:
Residential mortgage-backed securities-GSE	$—	$—	$189,610	$2,379	$189,610	$2,379
Residential mortgage-backed securities-Private	2,970	32	621	12	3,591	44
Commercial mortgage-backed securities-GSE	—	—	—	—	—	—
Commercial mortgage-backed securities-Private	7,399	150	—	—	7,399	150
Corporate Notes	10,224	4	9,994	13	20,218	17
Total available-for-sale	20,593	186	200,225	2,404	220,818	2,590
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	13,628	109	13,628	109
Residential mortgage-backed securities-Private	16,845	32	—	—	16,845	32
Total held-to-maturity	16,845	32	13,628	109	30,473	141
Total	$37,438	$218	$213,853	$2,513	$251,291	$2,731

December 31, 2015
Available-for-Sale
Residential mortgage-backed securities-GSE	$137,998	$2,560	$132,148	$5,729	$270,146	$8,289
Residential mortgage-backed securities-Private	26,265	231	636	5	26,901	236
Commercial mortgage-backed securities-GSE	21,612	368	—	—	21,612	368
Commercial mortgage-backed securities-Private	17,575	294	—	—	17,575	294
Corporate notes	30,523	114	—	—	30,523	114
Total available-for-sale	233,973	3,567	132,784	5,734	366,757	9,301
Held-to-Maturity:
Residential mortgage-backed securities-GSE	83,014	1,481	34,872	829	117,886	2,310
Residential mortgage-backed securities-Private	17,414	298	—	—	17,414	298
Commercial mortgage-backed securities-Private	9,884	174	—	—	9,884	174
Total held-to-maturity	110,312	1,953	34,872	829	145,184	2,782
Total	$344,285	$5,520	$167,656	$6,563	$511,941	$12,083
At March 31, 2016 and December 31, 2015, there were 28 and 18 securities that were in a continuous unrealized loss position for 12 months or more, respectively.

We analyzed our securities portfolio at March 31, 2016, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and we have determined that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.

The aggregate amortized cost and fair value of securities at March 31, 2016, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Mortgage backed securities are grouped based on stated maturity date, but actual maturity will vary based on the actual repayment of the underlying mortgage loans.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. government sponsored agencies
Due in one year or less	$—	$—	$—	$—
Residential mortgage-backed securities-GSE
Due after five years through 10 years	1,670	1,716	—	—
Due after ten years	276,851	275,346	118,194	118,783
Residential mortgage-backed securities-Private
Due after ten years	31,079	31,434	16,877	16,845
Commercial mortgage-backed securities-GSE
Due after one year through five years	21,880	22,122	—	—
Commercial mortgage-backed securities-Private
Due after ten years	17,858	17,848	10,056	10,225
Corporate notes
Due in one year or less	20,465	20,461	—	—
Due after one year through five years	17,059	17,067	—	—
Total	$386,862	$385,994	$145,127	$145,853

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

Loans acquired in the 2011 merger of Bank of Granite Corp. ("Granite Purchased Loans") included PI loans and PC loans. Loans designated as PC loans included performing revolving consumer and performing revolving commercial loans on the acquisition date.
The following table presents an aging analysis of accruing and nonaccruing loans as of March 31, 2016:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$58	$—	$—	$810	$868	$149,401	$150,269
Real estate - construction	48	—	—	84	132	95,596	95,728
Real estate - mortgage:
1-4 family residential	2,152	91	—	9,434	11,677	626,673	638,350
Commercial	29	—	—	7,509	7,538	432,113	439,651
Consumer	842	320	—	580	1,742	114,039	115,781
Total	3,129	411	—	18,417	21,957	1,417,822	1,439,779
PI loans
Commercial and agricultural	47	—	1,637	—	1,684	3,067	4,751
Real estate - construction	—	—	1,345	—	1,345	5,929	7,274
Real estate - mortgage:
1-4 family residential	774	171	1,018	—	1,963	11,457	13,420
Commercial	86	263	9,165	—	9,514	48,807	58,321
Consumer	—	2	5	—	7	854	861
Total	907	436	13,170	—	14,513	70,114	84,627
Total Loans	$4,036	$847	$13,170	$18,417	$36,470	$1,487,936	$1,524,406

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2015:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$1	$—	$1,053	$1,054	$146,257	$147,311
Real estate - construction	761	140	—	110	1,011	98,247	99,258
Real estate - mortgage:
1-4 family residential	2,710	574	817	9,106	13,207	660,430	673,637
Commercial	661	34	—	7,209	7,904	421,220	429,124
Consumer	1,227	250	1	538	2,016	104,885	106,901
Total	5,359	999	818	18,016	25,192	1,431,039	1,456,231
PI loans
Commercial and agricultural	102	—	1,618	—	1,720	3,275	4,995
Real estate - construction	—	—	1,455	—	1,455	6,289	7,744
Real estate - mortgage:
1-4 family residential	602	15	1,127	—	1,744	12,173	13,917
Commercial	517	123	8,819	—	9,459	50,530	59,989
Consumer	8	—	6	—	14	905	919
Total	1,229	138	13,025	—	14,392	73,172	87,564
Total Loans	$6,588	$1,137	$13,843	$18,016	$39,584	$1,504,211	$1,543,795
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
Loans categorized as Special Mention, Substandard and Doubtful are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the Merger are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $21.0 million and $27.0 million in Granite Purchased Loans categorized as Substandard or Doubtful at March 31, 2016 and December 31, 2015, respectively.

The following table presents loans held for investment balances by risk grade as of March 31, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$151,873	$570	$2,577	$—	$155,020
Real estate - construction	96,350	2,639	4,013	—	103,002
Real estate - mortgage:
1-4 family residential	633,530	2,900	15,340	—	651,770
Commercial	461,100	10,889	25,983	—	497,972
Consumer	115,635	5	568	434	116,642
Total	$1,458,488	$17,003	$48,481	$434	$1,524,406
The following table presents loans held for investment balances by risk grade as of December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$148,844	$672	$2,790	$—	$152,306
Real estate - construction	100,252	2,122	4,628	—	107,002
Real estate - mortgage:
1-4 family residential	669,695	3,508	14,351	—	687,554
Commercial	450,587	12,765	25,761	—	489,113
Consumer	107,008	4	553	255	107,820
Total	$1,476,386	$19,071	$48,083	$255	$1,543,795
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums of $3.4 million and $3.7 million at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016 and December 31, 2015, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $361.4 million at March 31, 2016 and $304.6 million at December 31, 2015.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $97.3 million and $112.6 million of investment securities, and gross loans of $102.9 million and $113.0 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at March 31, 2016 and December 31, 2015, respectively, of which there was $108.4 million and $80.8 million of credit availability for borrowing, respectively. At March 31, 2016, $4.1 million of loans and $43.8 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $46.8 million was available as borrowing capacity. We could also access $302.7 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.3 million and $0.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. At March 31, 2016 and December 31, 2015, COB had certain impaired loans of $18.4 million and $18.0 million, respectively, which were on nonaccruing interest status.

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
The following table summarizes information relative to impaired loans for the dates indicated:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,009	$—	$4,903	$—
Impaired loans, individually reviewed, with no impairment	20,548	—	22,411	—
Impaired loans, individually reviewed, with impairment	4,525	384	3,817	399
Total impaired loans, excluding purchased impaired *	$30,082	384	$31,131	399

Purchased impaired loans with subsequent deterioration	$81,519	2,754	$84,329	2,754
Purchased impaired loans with no subsequent deterioration	3,108	—	3,235	—
Total Reserves		$3,138		$3,153

Average impaired loans calculated using a simple average	30,607		35,290

* Included at March 31, 2016 and December 31, 2015 were $11.7 million and $13.1 million, respectively, in restructured and performing loans.
The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	March 31, 2016	December 31, 2015
Loans held for investment:
Commercial and agricultural	$810	$1,053
Real estate - construction	84	110
Real estate - mortgage:
1-4 family residential	9,434	9,106
Commercial	7,509	7,209
Consumer	580	538
Total nonaccrual loans	18,417	18,016
Loans more than 90 days delinquent, still on accrual	—	817
Total nonperforming loans	$18,417	$18,833
There were no loans held for sale on nonaccrual status as of March 31, 2016 or December 31, 2015.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of March 31, 2016:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$392	$479	$—
Real estate - construction	755	921	—
Real estate - mortgage:
1-4 family residential	6,691	8,481	—
Commercial	12,710	17,944	—
Consumer	—	—	—
Total	20,548	27,825	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	4,278	5,376	380
Commercial	247	291	4
Consumer	—	—	—
Total	4,525	5,667	384
Total individually reviewed impaired loans:
Commercial and agricultural	392	479	—
Real estate - construction	755	921	—
Real estate - mortgage:
1-4 family residential	10,969	13,857	380
Commercial	12,957	18,235	4
Consumer	—	—	—
Total	$25,073	$33,492	$384

PI loans with subsequent credit deterioration:
Commercial and agricultural	$4,751	$3,691	$281
Real estate - construction	6,934	7,697	557
Real estate - mortgage:
1-4 family residential	10,652	10,739	336
Commercial	58,321	57,885	1,456
Consumer	861	553	124
Total	$81,519	$80,565	$2,754

The following table presents individually reviewed impaired loans, and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of December 31, 2015:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$399	$479	$—
Real estate - construction	775	939	—
Real estate - mortgage:
1-4 family residential	7,418	9,406	—
Commercial	13,820	19,116	—
Consumer	—	—	—
Total	22,412	29,940	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,817	4,691	399
Commercial	—	—	—
Consumer	—	—	—
Total	3,817	4,691	399
Total individually reviewed impaired loans:
Commercial and agricultural	399	479	—
Real estate - construction	775	939	—
Real estate - mortgage:
1-4 family residential	11,235	14,097	399
Commercial	13,820	19,116	—
Consumer	—	—	—
Total	$26,229	$34,631	$399

PI loans with subsequent credit deterioration:
Commercial and agricultural	$4,995	$3,908	$311
Real estate - construction	7,323	8,121	579
Real estate - mortgage:
1-4 family residential	11,103	11,327	384
Commercial	59,989	60,582	1,356
Consumer	919	598	124
Total	$84,329	$84,536	$2,754

The following summary presents individually reviewed impaired loans. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of March 31, 2016 and March 31, 2015:

	For Three Months Ended		For Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$395	$—	$478	$—
Real estate - construction	762	14	1,276	11
Real estate - mortgage:
1-4 family residential	6,717	27	7,925	31
Commercial	12,828	93	13,081	73
Consumer	—	—	—	—
Total	20,702	134	22,760	115
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	—	—
Real estate - mortgage:
1-4 family residential	4,288	20	3,744	19
Commercial	249	—	3,830	52
Consumer	—	—	—	—
Total	4,537	20	7,574	71
Total individually reviewed impaired loans:
Commercial and agricultural	395	—	478	—
Real estate - construction	762	14	1,276	11
Real estate - mortgage:
1-4 family residential	11,005	47	11,669	50
Commercial	13,077	93	16,911	125
Consumer	—	—	—	—
Total	$25,239	$154	$30,334	$186

Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At March 31, 2016, there was $17.1 million in restructured loans, of which $12.0 million were accruing. At December 31, 2015, there was $17.9 million in restructured loans, of which $13.1 million were accruing.

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
At March 31, 2016 and December 31, 2015, our financial statements reflected a Granite PI loan ALL of $2.8 million and $2.8 million, respectively, and an ALL for Granite PC loans of $0.3 million and $0.3 million, respectively.

The following table presents the balance of all Granite Purchased Loans:

	At March 31, 2016
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$4,751	$156	$4,907	$3,848
Real estate - construction	7,274	—	7,274	8,070
Real estate - mortgage:
1-4 family residential	13,420	17,470	30,890	31,442
Commercial	58,321	—	58,321	57,885
Consumer	861	—	861	553
Total	$84,627	$17,626	$102,253	$101,798

	At December 31, 2015
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$4,995	$238	$5,233	$4,149
Real estate - construction	7,744	—	7,744	8,579
Real estate - mortgage:
1-4 family residential	13,917	17,915	31,832	32,558
Commercial	59,989	—	59,989	60,582
Consumer	919	—	919	598
Total	$87,564	$18,153	$105,717	$106,466

The table below includes only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. This table does not include PC loans, including Granite PC loans or purchased residential mortgage loan pools.

	For Three Months Ended		For Three Months Ended
	March 31, 2016		March 31, 2015
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$87,564	$15,623	$122,842	$24,898
Accretion	1,406	(1,406)	2,048	(2,048)
Increase (Decrease) in future accretion	—	(2)	—	(1,925)
Payments received	(4,343)	—	(14,854)	—
Foreclosed and transferred to OREO	—	—	(774)	—
Subtotal before allowance	84,627	14,215	109,262	20,925
Allowance for credit losses	(2,754)	—	(3,194)	—
Net carrying amount, end of period	$81,873	$14,215	$106,068	$20,925
Allowance for Loan Losses
The Company's ALL, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with our best estimate of probable loan losses to be incurred as of the balance sheet date. We assess our ALL quarterly. This assessment includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. For purposes of the ALL, we have grouped our loans into pools with similar risk characteristics, including loan purpose, collateral type and borrower type. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. We also analyze the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While we use the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.
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
We lend primarily in North Carolina. As of March 31, 2016, a large majority of the principal amount of the loans in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by us in the determination of the adequacy of the ALL. We believe the ALL is adequate to cover estimated losses on loans at each balance sheet date.
During the three month period ended March 31, 2016, we charged off $1.1 million in loans and realized $0.7 million in recoveries, for $0.4 million of net charge-offs.
The ALL, as a percentage of loans held for investment, was 0.93% at March 31, 2016, compared to 1.36% at March 31, 2015. At December 31, 2015, the ALL, as a percentage of loans held for investment, was 0.98%.

An analysis of the changes in the ALL is as follows:

	For Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Balance, beginning of period	$15,195	$20,345
Recovery of losses charged to continuing operations	(535)	(1,137)
Net charge-offs:
Charge-offs	(1,094)	(994)
Recoveries	674	794
Net charge-offs	(420)	(200)
Balance, end of period	$14,240	$19,008
Annualized net charge-offs during the period to average loans held for investment	0.11%	0.06%
Annualized net charge-offs during the period to ALL	11.83%	4.27%
Allowance for loan losses to loans held for investment	0.93%	1.36%
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2016:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2016	$2,402	$1,769	$5,141	$2,328	$3,555	$15,195
Charge-offs	(159)	—	(64)	—	(871)	(1,094)
Recoveries	253	136	130	40	115	674
Provision (recovery of provision)	(452)	(609)	(832)	175	1,183	(535)
Ending balance March 31, 2016	$2,044	$1,296	$4,375	$2,543	$3,982	$14,240
The following table presents ALL activity by portfolio segment for the three months ended March 31, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2015	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Charge-offs	(49)	(81)	(125)	(7)	(732)	(994)
Recoveries	221	196	138	58	181	794
Provision (recovery of provision)	(689)	(158)	(237)	(1,078)	1,025	(1,137)
Ending balance March 31, 2015	$3,398	$3,120	$5,623	$3,152	$3,715	$19,008

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at March 31, 2016:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$380	$4	$—	$384
Collectively reviewed for impairment	1,763	739	3,659	1,083	3,858	11,102
PI loans reviewed for credit impairment	281	557	336	1,456	124	2,754
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,044	$1,296	$4,375	$2,543	$3,982	$14,240
Loans held for investment:
Individually reviewed for impairment	$392	$755	$10,969	$12,957	$—	$25,073
Collectively reviewed for impairment	149,877	94,973	627,381	426,694	115,781	1,414,706
PI loans with subsequent credit deterioration	4,751	6,934	10,652	58,321	861	81,519
PI loans with no credit deterioration	—	340	2,768	—	—	3,108
Total loans	$155,020	$103,002	$651,770	$497,972	$116,642	$1,524,406
The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at December 31, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$399	$—	$—	$399
Collectively reviewed for impairment	2,091	1,190	4,358	972	3,431	12,042
PI loans reviewed for credit impairment	311	579	384	1,356	124	2,754
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$2,402	$1,769	$5,141	$2,328	$3,555	$15,195
Loans held for investment:
Individually reviewed for impairment	$399	$775	$11,235	$13,820	$—	$26,229
Collectively reviewed for impairment	146,912	98,483	662,402	415,304	106,901	1,430,002
PI loans with subsequent credit deterioration	4,995	7,323	11,103	59,989	919	84,329
PI loans with no credit deterioration	—	421	2,814	—	—	3,235
Total loans	$152,306	$107,002	$687,554	$489,113	$107,820	$1,543,795

Troubled Debt Restructuring
The following table presents a breakdown of troubled debt restructurings that were restructured during the three and three months ended March 31, 2016 and March 31, 2015, respectively, segregated by portfolio segment:

	For Three Months Ended March 31, 2016			For Three Months Ended March 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage:
1-4 family residential	—	—	—	—	—	—
Commercial	2	332	332	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$332	$332	—	$—	$—
During the three months ended March 31, 2016, we modified two loans that were considered to be troubled debt restructurings by modifying the terms for each of these loans. During the three months ended March 31, 2015, we did not modify any loans that were considered to be troubled debt restructurings.
There were no loans restructured in the twelve months prior to March 31, 2016 that went into default during the three months ended March 31, 2016. There were also no loans restructured in the twelve months prior to March 31, 2015 that went into default during the three months ended March 31, 2015.
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
The reserve for unfunded commitments was $0.9 million as of March 31, 2016 and $0.8 million at December 31, 2015.
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
Total OREO and property acquired in settlement of loans decreased $2.4 million during the first three months of 2016 from $16.6 million at December 31, 2015, to $14.2 million at March 31, 2016. At March 31, 2016 and December 31, 2015, OREO and property acquired in settlement of loans represented 43% and 47% of total nonperforming assets, respectively.
The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Real estate acquired in settlement of loans	$13,845	$16,251
Property acquired in settlement of loans	313	332
Total property acquired in settlement of loans	$14,158	$16,583

The following table summarize the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Real estate acquired in settlement of loans, beginning of period	$16,251	$20,122
Plus: New real estate acquired in settlement of loans	59	2,495
Less: Sales of real estate acquired in settlement of loans	(1,964)	(1,490)
Less: Write-downs and net loss on sales charged to expense	(501)	(294)
Real estate acquired in settlement of loans, end of period	$13,845	$20,833
At March 31, 2016, 11 assets with a net carrying amount of $3.4 million were under contract for sale. Estimated losses on these sales, if any, have been recognized in the Consolidated Statements of Operations in the first three months of 2016.
At March 31, 2016, the Company’s recorded investment in mortgage loans collateralized by residential real estate properties that are in the process of foreclosure was $2.8 million and the Company’s OREO balance included $3.2 million of residential real estate.
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

(dollars in thousands, except share and per share data)	For Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$3,914	$2,519
Weighted average number of shares outstanding - basic	24,292,004	24,183,396
Weighted average number of shares outstanding - diluted	24,314,112	24,195,108
Net income per share - basic and diluted	$0.16	$0.10
During the three months ended March 31, 2016 and March 31, 2015, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the price of the common stock warrant. As a result, the warrant is considered antidilutive and thus is not included in the diluted share calculation.
For the three months ended March 31, 2016, there were an average of 500,540 antidilutive shares, while for the three months ended March 31, 2015, there were 22,127 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options were 478,468 and 55 for the three months ended March 31, 2016, and March 31, 2015, respectively. The number relating to the warrant was 22,072 for all periods presented.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges and have remained highly effective since inception through the quarter ending March 31, 2016. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is reported in earnings. These interest rate swaps mature on June 15, 2020.
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

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended
	March 31, 2016	March 31, 2015
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$(549)	$(321)
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	$1	$(7)
Mortgage loan forward sales	7	79
Total	$8	$72

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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, we determine the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, substantially all of the total impaired loans were reviewed based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at March 31, 2016 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$—	$—	$—	$—
Residential mortgage-backed securities-GSE	277,062	—	277,062	—
Residential mortgage-backed securities-Private	31,434	—	31,434	—
Commercial mortgage-backed securities-GSE	22,122	—	22,122	—
Commercial mortgage-backed securities-Private	17,848	—	17,848	—
Corporate notes	37,528	—	37,528	—
Total available-for-sale debt securities	385,994	—	385,994	—
Mortgage servicing rights	2,654	—	—	2,654
Interest rate swaps	(1,627)	—	(1,627)	—
Total assets at fair value	$387,021	$—	$384,367	$2,654
Assets and liabilities carried at fair value on a recurring basis at December 31, 2015 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,008	$—	$2,008	$—
Residential mortgage-backed securities-GSE	278,107	—	278,107	—
Residential mortgage-backed securities-Private	33,577	—	33,577	—
Commercial mortgage-backed securities-GSE	21,611	—	21,611	—
Commercial mortgage-backed securities-Private	17,575	—	17,575	—
Corporate notes	37,555	—	37,555	—
Total available-for-sale debt securities	390,433	—	390,433	—
Mortgage servicing rights	2,231	—	—	2,231
Interest rate swaps	(755)	—	(755)	—
Total assets at fair value	$391,909	$—	$389,678	$2,231

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$2,231	$1,726
Total gains or losses (realized/unrealized):
Included in earnings, gross	593	300
Less amortization	(170)	(130)
Balance, end of period	$2,654	$1,896

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
Assets measured at fair value on a nonrecurring basis are included in the following table at March 31, 2016:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,364	$—	$—	$2,364
Other real estate owned	7,159	—	—	7,159
Total assets at fair value from continuing operations	$9,523	$—	$—	$9,523
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2015:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$3,418	$—	$—	$3,418
Other real estate owned	10,630	—	—	10,630
Total assets at fair value from continuing operations	$14,048	$—	$—	$14,048
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at March 31, 2016	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,364	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	7,159	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	2,654	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$3,418	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	10,630	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	2,231	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%
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
Accrued interest receivable and payable. The carrying amounts of accrued interest payable and receivable approximate fair value and are classified as Level 1, 2 or 3 based on whether the related asset or liability is classified as Level 1, 2 or 3.
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
The estimated fair values of financial instruments are as follows at the periods indicated:

	At March 31, 2016
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$63,578	$63,578	$63,578	$—	$—
Investment securities: Available-for-sale	385,994	385,994	—	385,994	—
Investment securities: Held-to-maturity	145,127	145,853	—	145,853	—
Loans held for sale	4,328	4,328	—	4,328	—
Loans held for investment, net	1,510,166	1,512,307	—	—	1,512,307
Accrued interest receivable	5,421	5,421	3	1,522	3,896
Interest rate swaps	(1,627)	(1,627)	—	(1,627)	—
Financial Liabilities:
Deposits	1,955,190	1,956,107	—	1,956,107	—
Retail repurchase agreements	7,352	7,352	—	7,352	—
Federal Home Loan Bank advances	65,167	67,437	—	67,437	—
Long-term notes payable	5,435	5,435	—	—	5,435
Junior subordinated debentures	56,702	31,853	—	—	31,853
Accrued interest payable	387	387	—	368	19

	At December 31, 2015
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$39,175	$39,175	$39,175	$—	$—
Investment securities: Available-for-sale	390,434	390,434	—	390,434	—
Investment securities: Held-to-maturity	147,967	145,184	—	145,184	—
Loans held for sale	5,403	5,403	—	5,403	—
Loans held for investment, net	1,528,600	1,513,226	—	—	1,513,226
Accrued interest receivable	5,305	5,305	—	1,630	3,675
Interest rate locks and forward loan sale commitments	(755)	(755)	—	(755)	—
Financial Liabilities:
Deposits	1,947,537	1,945,691	—	1,945,691	—
Retail repurchase agreements	7,219	7,219	—	7,219	—
Federal Home Loan Bank advances	93,681	95,781	—	95,781	—
Long-term notes payable	5,415	5,415	—	—	5,415
Junior subordinated debentures	56,702	32,536	—	—	32,536
Accrued interest payable	367	367	—	349	18
There were no transfers between valuation levels for any assets during the three months ended March 31, 2016. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income

The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2016	$(5,176)	$(466)	$(5,097)	$(10,739)
Other comprehensive income (loss) before reclassifications	4,634	(551)	(54)	4,029
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current period other comprehensive income (loss)	4,634	(549)	(54)	4,031
Ending balance March 31, 2016	$(542)	$(1,015)	$(5,151)	$(6,708)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2015	$(3,017)	$(324)	$(4,134)	$(7,475)
Other comprehensive income (loss) before reclassifications	1,660	(323)	—	1,337
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current period other comprehensive income (loss)	1,660	(321)	—	1,339
Ending balance March 31, 2015	$(1,357)	$(645)	$(4,134)	$(6,136)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	Amount Reclassified from AOCI
	For Three Months Ended
	March 31, 2016	March 31, 2015	Line Item in the Consolidated Statement of Operations
Interest rate swaps:
Swap ineffectiveness expense	3	3	Other expense
Income tax benefit	(1)	(1)	Income tax expense
Total, net of tax	2	2
Total reclassifications for the period	$2	$2

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
At March 31, 2016 and December 31, 2015, our repurchase agreement borrowings totaled $7.4 million and $7.2 million respectively, and are classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with residential mortgage backed securities with a market value of $16.9 million and $17.1 million at March 31, 2016 and December 31, 2015, respectively. Declines in the value of the collateral would require us to pledge additional securities. As of March 31, 2016 and December 31, 2015 the Company had $196.5 million and $213.6 million, respectively, of available unpledged securities.
The following table presents the carrying value of repurchase agreements by remaining contractual maturity at March 31, 2016 and December 31, 2015:

March 31, 2016
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$7,352	$—	$—	$7,352

December 31, 2015
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$7,219	$—	$—	$7,219

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
Forward-looking statements contained in this quarterly Report on Form 10-Q are based on current expectations, estimates and projections about our business, management's beliefs and assumptions made by management. These statements are not guarantees of our future performance and involve certain risks, uncertainties and assumptions (called Future Factors), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements. Future factors include, without limitation:

•	Our ability to continue to grow our business internally while controlling our costs;

•	Having the financial and management resources in the amount, at the times and on the terms required to support our future business;

•	A material delay or inability to obtain regulatory approval of the Merger and meet the other conditions to the Merger;

•	The successful completion of the Merger and subsequent integration of the two businesses without material customer disruption or decrease in revenues;

•
The accuracy of our assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of real estate and other assets, which could affect repayment of such borrowers' outstanding loans;

•	Material changes in the quality of our loan portfolio and the resulting credit related losses and expenses;

•	The accuracy of our assumptions relating to the establishment of our ALL;

•	Adverse changes in the value of real estate in our market areas;

•	Adverse changes in the housing markets, or an increase in interest rates, either of which may reduce demand for mortgages;

•	Changes in interest rates, spreads on earning assets and interest-bearing liabilities, the shape of the yield curve and interest rate sensitivity;

•	A prolonged period of low interest rates;

•	Declines in the value of our OREO;

•	The accuracy of our assumptions relating to our ability to use net operating loss carryforwards to reduce future tax payments;

•	The loss of one or more members of executive management and our ability to retain key lenders and other employees particularly pending the Merger;

•	Less favorable general economic conditions, either nationally or regionally; resulting in, among other things, a reduced demand for our credit or other services and thus reduced origination volume;

•	Increased competitive pressures in the banking industry or in COB's markets affecting pricing or product and service offerings;

•	Our ability to respond to rapid technological developments and changes;

•	Disruptions in or manipulations of our operating systems;

•	Information security risks impacting us or our vendors, including “hacking” and “identity theft,” that could adversely affect our business and our reputation;

•	The loss or disruption of the services provided by one or more of our critical vendors;

•	Our ability to achieve our targeted reductions in costs and expenses, particularly in light of the pending Merger;

•	The impact of laws and regulatory requirements, including the Basel III capital rules, Bank Secrecy Act requirements, and regulations required by the Dodd-Frank Act;

•	Changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Changes in accounting principles and standards; and

•	Our success at managing the risks involved in the foregoing.

All forward-looking statements speak only as of the date on which such statements are made, and COB undertakes no obligation to update any statement, to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Financial highlights are presented in the accompanying table.
Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended
	March 31, 2016	March 31, 2015
Income Statement Data
Net interest income	$17,783	$16,774
Recovery of loan losses	(535)	(1,137)
Noninterest income	6,323	4,034
Noninterest expense	18,401	18,008
Income before income taxes	6,240	3,937
Net income	3,914	2,519
Period End Balances
Assets	$2,385,325	$2,231,934
Loans held for sale	4,328	7,571
Loans held for investment (1)	1,524,406	1,395,911
Allowance for loan losses	14,240	19,008
Goodwill and other intangible assets	9,478	9,705
Deferred tax assets, net	136,912	144,223
Deposits	1,955,190	1,807,472
Borrowings	134,656	138,118
Shareholders' equity	281,151	270,952
Average Balances
Assets	$2,394,540	$2,202,247
Loans held for sale	3,417	2,780
Loans held for investment (1)	1,554,367	1,376,053
Allowance for loan losses	15,035	20,239
Goodwill and other intangible assets	9,204	9,697
Deferred tax assets, net	139,722	143,359
Deposits	1,932,007	1,781,534
Borrowings	171,262	138,756
Shareholders' equity	278,079	268,799
Per Common Share Data
Net income - basic and diluted	$0.16	$0.10
Core net income - diluted (2)	0.18	0.10
Book value (shareholders' equity)	11.57	11.20
Tangible book value (shareholders' equity) (2)	11.18	10.80
Performance Ratios
Return on average assets	0.66%	0.46%
Core return on average assets (2)	0.74	0.46
Pre-tax return on average assets	1.05	0.73
Return on average tangible assets (2)	0.70	0.47
Return on average equity	5.58	3.80
Return on average tangible equity (2)	5.77	3.94
Net interest margin (tax equivalent)	3.38	3.54

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	0.93%	1.36%
Net annualized charge-offs to average loans held for investment (1)	0.11%	0.06%
Classified assets to Tier 1 capital and allowance for loan losses	34.0	38.8
Nonperforming assets to period end total assets (3)	1.4	1.9
Capital and Liquidity Ratios
Average equity to average assets	11.61%	12.21%
Leverage capital	8.54	8.47
Common equity tier 1 risk-based capital	11.81	11.86
Tier 1 risk-based capital	11.81	11.86
Total risk-based capital	13.66	14.40
Period end loans to period end deposits	78	77

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
On November 22, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Capital Bank Financial Corp., a Delaware corporation (“Capital”), under which, upon the terms and subject to the conditions set forth in the Merger Agreement, COB will merge with and into Capital (the “Merger”), with Capital as the surviving corporation in the Merger. Immediately following the Merger, the Bank will merge with and into Capital’s wholly-owned bank subsidiary, with Capital’s wholly-owned bank subsidiary surviving the bank merger. The Merger is subject to, among other things, regulatory approval and other customary closing conditions and is currently expected to close in the second quarter of 2016. Shareholders of both COB and Capital approved the Merger on April 18, 2016.

Results of Operations
Net income for the three month period ended March 31, 2016 was $3.9 million, an increase of 55% from $2.5 million in the same period in 2015. Earnings per share were $0.16 in the first quarter of 2016 as compared to $0.10 in the first quarter of 2015.

Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - First Quarter for the three month periods ended March 31, 2016 and 2015.
Net interest income on a taxable equivalent basis was $17.8 million for the three month period ended March 31, 2016, an increase of 6%, or $1.0 million, from $16.8 million for the same period in 2015. The increase in interest income is primarily a result of growth in average loan balances of $179.0 million, or 13%, partially offset by a decrease in net loan yield of 28 basis points from lower origination interest rates and a higher variable rate loan mix.
Net interest margin (taxable equivalent) declined 16 basis points from 3.54% in the first quarter of 2015 to 3.38% in the first quarter of 2016. The yield on average earning assets decreased by 18 basis points in the first quarter of 2016 to 3.89% from 4.07% in the first quarter of 2015, as improvements in asset mix from replacing lower yielding cash with higher yielding securities and loans were more than offset by lower yields on both loans and securities. The cost of interest-bearing liabilities was unchanged at 0.63% in both periods. The cost of interest-bearing deposits rose 1 basis point from 0.48% for the first quarter of 2015 to 0.49% in the same period in 2016.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended March 31, 2016 and 2015. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - First Quarter

	Three Months Ended March 31,
	2016			2015
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,557,784	$16,984	4.39%	$1,378,833	$15,891	4.67%
Investment securities	536,076	3,283	2.46	507,765	3,224	2.58
Other earning assets	25,780	234	3.65	35,899	171	1.93
Total earning assets	2,119,640	20,501	3.89	1,922,497	19,286	4.07

Noninterest-earning assets:
Cash and due from banks	24,734			26,463
Goodwill and other intangible assets	9,204			9,697
Other assets, net	240,962			243,590
Total assets	$2,394,540			$2,202,247

Interest-bearing liabilities:
Interest-bearing demand deposits	$365,877	$220	0.24%	$350,165	$255	0.30%
Savings deposits	97,059	25	0.10	88,012	22	0.10
Money market deposits	476,207	394	0.33	433,370	313	0.29
Time deposits	618,032	1,240	0.81	587,434	1,141	0.79
Total interest-bearing deposits	1,557,175	1,879	0.49	1,458,981	1,731	0.48
Retail repurchase agreements	7,334	4	0.22	8,480	5	0.24
Federal Home Loan Bank advances	101,804	502	1.98	68,229	469	2.79
Other borrowed funds	62,124	320	2.07	62,047	289	1.89
Total interest-bearing liabilities	1,728,437	2,705	0.63	1,597,737	2,494	0.63

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	374,831			322,553
Other liabilities	13,193			13,158
Shareholders' equity	278,079			268,799
Total liabilities and shareholders' equity	$2,394,540			$2,202,247

Net interest income and net yield on earning assets (4)		$17,796	3.38%		$16,792	3.54%

Interest rate spread (5)			3.26%			3.44%
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
During the three months ended March 31, 2016, the recovery of provision for loan losses was $0.5 million compared to a recovery of $1.1 million in the same period of 2015, primarily as a result of declining historical net loss rates. During the three month period ended March 31, 2016 and 2015, net charge-offs totaled $0.4 million and $0.2 million, or 0.11% and 0.06% of average loans on an annualized basis, respectively.
Noninterest Income
Noninterest income includes fees and service charges on deposit accounts, mortgage banking income, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended March 31, 2016, noninterest income was $6.3 million compared to $4.0 million for the same period in 2015, an increase of $2.3 million, or 57%, primarily the result of a $1.8 million gain in mortgage loan income on the bulk sale of $46.9 million of loans to Fannie Mae. Core noninterest income, which excludes securities gains and losses, rose $2.3 million from the first quarter of the prior year. See “Non-GAAP Measures" and the table below for further discussion. Trust and investment services income grew 18% year over year on increases in assets under management. Service charges (including other service charges, commissions and fees) during the first quarter of 2016 grew $0.2 million, or 10%, from the same period of 2015 on increased customer fee activity, especially in overdraft protection products. Cardholder and merchant services income was also improved by 10% from the first quarter a year ago.

	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Noninterest Income
Service charges on deposit accounts	$1,557	$1,434
Mortgage loan income	2,141	465
Cardholder and merchant services income	1,241	1,125
Trust and investment services	380	322
Bank-owned life insurance	269	250
Other service charges, commissions and fees	443	383
Other income	292	55
Total noninterest income	6,323	4,034
Less nonrecurring items:
	—	—
Core noninterest income (1)	$6,323	$4,034
(1) See "Non-GAAP Measures".
Noninterest Expense
Noninterest expense components include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related OREO and loan collection expenses.
Noninterest expenses were $18.4 million in the first quarter of 2016 compared to $18.0 million in the same period of 2015, an increase of $0.4 million, or 2%. The increase was primarily the result of $0.8 million of merger-related expenses pertaining to the company's upcoming acquisition by Capital, partially offset by decreases in personnel expenses as a result of headcount reductions related to the Merger.
Excluding the nonrecurring merger-related expenses, core noninterest expenses were $17.6 million in the first quarter of 2016, and fell by $0.4 million, or 2%, from the same period in 2015, primarily as a result of the personnel expense reduction noted above. See the following table and "Non-GAAP Measures" for further discussion.

Full-time equivalent employees averaged 535 employees for the first quarter of 2016 versus 571 employees for the first quarter of 2015, a reduction of 7%.

	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Noninterest Expense
Personnel expense	$10,138	$10,594
Net occupancy expense	1,553	1,469
Furniture, equipment and data processing expense	2,130	1,989
Professional fees	450	539
Stationery, printing and supplies	160	176
Advertising and marketing	60	186
Other real estate owned expense	484	360
Credit/debit card expense	439	543
FDIC insurance	461	453
Loan collection expense	149	300
Merger-related expense	771	—
Core deposit intangible amortization	338	352
Other expense	1,268	1,047
Total noninterest expense	18,401	18,008
Less nonrecurring:
Merger-related expense	771	—
Core noninterest expense (1)	$17,630	$18,008
(1) See "Non-GAAP Measures".
Provision for Income Taxes
Income tax expense totaled $2.3 million for the first quarter of 2016, compared to an expense of $1.4 million for the first quarter of 2015. Our provision for income taxes, as a percentage of income before income taxes, was 37.3% and 36.0% for the three months ended March 31, 2016 and 2015, respectively.
We have recorded income taxes in the first quarter of 2016 at the Company’s effective tax rate. On July 28, 2015, the State of North Carolina announced that, based on the state achieving its 2015 tax year revenue target, the corporate income tax rate would be reduced to 4% during the 2016 tax year from 5% during the 2015 tax year.

Balance Sheet Review
Total assets at March 31, 2016 were $2.39 billion, a decrease of $11.9 million, or 0.5%, compared to total assets of $2.40 billion at December 31, 2015.
Cash and interest-bearing balances were $63.6 million at March 31, 2016, an increase of $24.4 million, or 62%, compared to $39.2 million at December 31, 2015, primarily as a result of the cash received from the bulk sale of loans described above.
Our total investment securities portfolio decreased $7.3 million during the first three months of 2016, from $538.4 million at December 31, 2015 to $531.1 million at March 31, 2016, a decrease of 1%. The portfolio is comprised of U.S. federal agency securities and U.S. federal agency Mortgage Backed Securities ("MBS") (GSE), private residential MBS, commercial MBS (GSE), private commercial MBS, and corporate debt securities. At March 31, 2016 there were $386.0 million of investment securities designated available-for-sale and $145.1 million of securities designated held-to-maturity.
Loans held for investment decreased $19.4 million, a decrease of 1%, during the first three months of 2016, from $1,543.8 million at December 31, 2015 to $1,524.4 million at March 31, 2016. The decrease was primarily the result of the bulk sale of $46.9 million of loans to Fannie Mae described above, partially offset by loan growth in our metro markets of Charlotte, Raleigh and Greensboro/Winston-Salem. The pass rated loan portfolio, excluding the bulk loan sale, grew $29.0 million year to date for a 8% annualized growth rate.
Total deposits were $1.96 billion at March 31, 2016, an increase of $7.7 million, or 0.4% from $1.95 billion at December 31, 2015. Noninterest-bearing deposits increased $5.4 million, or 1%, from $386.3 million at December 31, 2015 to $391.7 million at March 31, 2016, an annualized growth rate of 6%. Low cost core deposits, which exclude all time deposits, grew $5.4 million year to date.
Shareholders' equity (book value) at March 31, 2016 was $281.2 million as compared to $273.0 million at December 31, 2015. The book value per share was $11.57 at March 31, 2016, as compared to a book value per share of $11.24 at December 31, 2015. The change in shareholders' equity reflects net income to common shareholders for the three months ended March 31, 2016 of $3.9 million and $4.0 million other comprehensive income, net of tax, including the unrealized gain on available-for-sale securities described below. We did not declare common dividends during the three months ended March 31, 2016, and we do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experiences an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of March 31, 2016, there were no securities considered to have OTTI.
During the first three months of 2016, increases in the level of market interest rates resulted in an unrealized gain of $7.4 million in our available-for-sale portfolio. The unrealized gain, net of $2.8 million tax effect, was $4.6 million for the first three months of 2016 and was recorded in Other Comprehensive Income (Loss). At March 31, 2016, there was an unrealized loss of $0.9 million on our available-for-sale portfolio. We do not expect to sell these securities and realize these losses.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
Acquired Loans
Loans acquired in the 2011 merger with Bank of Granite Corp. ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At March 31, 2016, there were $102.3 million of Granite Purchased Loans, of which $17.6 million were PC loans, and $84.6 million were PI loans, $81.5 million of which had subsequent credit deterioration.
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
Generally, we estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates on a quarterly basis. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from non-accretable difference to accretable yield with a positive impact on future interest income. Excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At March 31, 2016, an ALL of $2.8 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) where conversion of the real estate is the primary source of repayment is a significant portion of our commercial loan portfolio. These categories constitute $601.0 million, or approximately 39%, of our total loans held for investment portfolio at March 31, 2016, unchanged from December 31, 2015. These categories are generally affected by changes in economic conditions, changes in real estate market values, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The level of nonperforming loans continued to decline, from $18.8 million or 1.2% of loans held for investment at December 31, 2015, to $18.4 million, or 1.2% of loans held for investment at March 31, 2016. OREO and property acquired in settlement of loans were $14.2 million at March 31, 2016, compared to $16.6 million at December 31, 2015, a decrease of $2.4 million or 14%. During the first three months of 2016, we recorded net write-downs (net of gains on sales) of OREO of $0.5 million, compared to $0.3 million in the first three months of 2015. At March 31, 2016, 18 assets with a net carrying amount of $3.4 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first three months of 2016. Actual gains, if any, will be recorded at the time of sale. Total nonperforming assets declined 8% from $35.4 million at December 31, 2015 to $32.6 million at March 31, 2016, and represented 1.4% of total assets, an improvement from 1.5% at December 31, 2015.
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

The ALL of $15.2 million at December 31, 2015 decreased by 6% to $14.2 million at March 31, 2016. The ALL as a percentage of loans held for investment was 0.93% at March 31, 2016 compared to 0.98% at December 31, 2015. Net charge-offs were $0.4 million in the first three months of 2016, compared to net charge-offs of $0.2 million in the first three months of 2015. Annualized net charge-offs in the first three months of 2016 were 0.11% of average loans, compared to annualized net charge-offs of 0.06% in the same period of 2015.
Actual past due loans and loan charge-offs remain at low levels and we continue to diligently work to improve asset quality. We believe the ALL of $14.2 million at March 31, 2016 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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
The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$5,009	$—	$4,903	$—
Impaired loans, individually reviewed, with no impairment	20,548	—	22,411	—
Impaired loans, individually reviewed, with impairment	4,525	384	3,817	399
Total impaired loans *	$30,082	384	$31,131	399

Purchased impaired loans with subsequent deterioration	$81,519	2,754	$84,329	2,754
Purchased impaired loans with no subsequent deterioration	3,108	—	3,235	—
Total Reserves		$3,138		$3,153

Average impaired loans calculated using a simple average	30,607		35,290
* Included at March 31, 2016 and December 31, 2015 were $11.7 million and $13.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At March 31, 2016, the total amount of these four items was $415.4 million, or 17% of total assets, an increase of $35.7 million from $379.7 million, or 16% of total assets, at December 31, 2015. COB could also access $302.7 million of additional borrowings under credit lines by pledging additional collateral.
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
At March 31, 2016, $161.4 million of the investment securities portfolio was pledged to secure public deposits, $16.9 million was pledged to retail repurchase agreements and $156.3 million was pledged to others, leaving $196.5 million available as lendable collateral.

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
COB's balance sheet continued to be asset-sensitive at March 31, 2016. During 2014, $40 million in interest rate swaps to fix the interest rate on FHLB advances offset the impact of fixed rate lending, maintaining the asset sensitivity profile. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates change and the long duration of its low cost core deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.

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
The revised rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6%, and a total risk-based capital ratio of 8%. In addition, the revised rules require a capital conservation buffer of up to 2.5% above each of the capital ratio requirements (CET1, tier 1, and total risk-based capital) which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer are being phased in over a four year period starting on January 1, 2016 and was 0.625% for the first quarter of 2016. The revised rules also change the risk-weighting of certain assets, including “high volatility” commercial real estate, past due assets, structured securities and equity holdings. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.
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
The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, which were revised effective as of January 1, 2015, and COB and the Bank's capital ratios as of March 31, 2016 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	8.54%	9.62%	4.00%	5.00%
CET1 risk-based capital ratio	11.81	13.07	4.50	6.50
Total Tier 1 risk-based capital ratio	11.81	13.07	6.00	8.00
Total risk-based capital ratio	13.66	13.97	8.00	10.00
Based on these ratios, the Bank is considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act.
Application of Critical Accounting Policies
Our accounting policies are in accordance with GAAP and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Our significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015, as amended ("Form 10-K"), and are described below.
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
Our analysis as of March 31, 2016 continues to support the position that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and our North Carolina net economic loss carryforward.
As of March 31, 2016 and December 31, 2015 net deferred income tax assets totaling $136.9 million and $141.7 million, respectively, are recorded on the Company’s balance sheet.
On July 23, 2013, the State of North Carolina lowered the North Carolina corporate income tax rate from 6.9% to 6% effective 2014 and to 5% effective 2015. On July 28, 2015, North Carolina announced that, based on the state achieving its 2015 tax year revenue target, the rate will be reduced to 4% during the 2016 tax year. The rate will be further reduced to 3% for post-2016 tax years provided that additional revenue growth targets are reached. The rate reduction trigger resulted in a $2.3 million reduction in deferred income tax assets. The Company recorded the impact of this legislation as a reduction in deferred income tax assets as of September 30, 2015 and a charge to income tax expense in the third quarter of 2015.
At September 30, 2015, we determined that it is more likely than not that future taxable income will be available during applicable carryforward periods to absorb all of the remaining North Carolina net economic loss carryforwards, and accordingly, the remaining $0.7 million deferred tax asset valuation allowance was reversed as a reduction in income tax expense. We have recorded income taxes in the first three months of 2016 at the Company’s effective tax rate.
The Merger resulted in an ownership change for Bank of Granite Corp. under Internal Revenue Code Section 382 and the Regulations thereunder. Accordingly, the Company is required to apply a limitation against Bank of Granite Corp.’s pre-acquisition net operating loss carryforwards and net unrealized built-in losses.
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

Non-GAAP Measures
This quarterly Report on Form 10-Q contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures in our analysis of COB's performance. Some of these non-GAAP measures exclude goodwill, core deposit premiums and other intangibles from the calculations of return on average assets and return on average equity. We believe presentations of financial measures excluding the impact of goodwill, core deposit premiums and other intangible assets provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses. In addition, certain designated net interest income amounts are presented on a taxable equivalent basis. We believe that the presentation of net interest income on a taxable equivalent basis aids in the comparability of net interest income arising from taxable and tax-exempt sources. We believe that other non-GAAP measures that exclude nonrecurring income and expenses provide useful supplemental information that enhances the understanding of our operating results.
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
business combination, has the effect of increasing total book value while not increasing the tangible assets of a company.
Companies utilizing purchase accounting in a business combination, as required by GAAP, must record goodwill related to such transactions.

•	"Core Noninterest Expense" ("Core NIE") is defined as total noninterest expense reduced by noninterest expense items which are nonrecurring in nature.

•	“Core Noninterest Income "("NII") is defined as total noninterest income reduced by items which are nonrecurring in nature.

•	"Core net income before tax" is defined as income (loss), before income taxes, adjusted by noninterest income items and noninterest expense items which are nonrecurring in nature.

•	"Core income tax expense" is defined as income taxes, adjusted by tax related items which are nonrecurring in nature.

•	"Core net income" is defined as core net income before tax less core income tax expense.

•	"Core return on average assets" is defined as annualized core net income divided by total average assets

•	"Core net income per share" is defined as core net income divided by average shares outstanding for the period.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the Three Months ended March 31, 2016	As of and for the Year ended December 31, 2015	As of and for the Three Months ended March 31, 2015
Total average shareholders' equity	$278,079	$271,821	$268,799
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(4,999)	(5,327)	(5,492)
Average tangible shareholders' equity (non-GAAP)	$268,875	$262,289	$259,102

Total average assets	$2,394,540	$2,290,090	$2,202,247
Less:
Average goodwill	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(4,999)	(5,327)	(5,492)
Average tangible assets (non-GAAP)	$2,385,336	$2,280,558	$2,192,550

Total shareholders' equity	$281,151	$273,038	$270,952
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,273)	(5,208)	(5,500)
Tangible shareholders' equity (non-GAAP)	$271,673	$263,625	$261,247

Total assets	$2,385,325	$2,397,265	$2,231,934
Less:
Goodwill	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,273)	(5,208)	(5,500)
Tangible assets (non-GAAP)	$2,375,847	$2,387,852	$2,222,229

Book value per common share	$11.57	$11.24	$11.20
Effect of intangible assets	(0.39)	(0.39)	(0.40)
Tangible book value per common share (non-GAAP)	$11.18	$10.85	$10.80

(dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Income before income taxes	$6,240	$3,937
Less nonrecurring:
Merger-related expense	(771)	—
Gain on bulk sale of loans	—	—
Core net income before tax (non-GAAP)	$7,011	$3,937

Income tax expense	$2,326	$1,418
Less nonrecurring tax items and adjustments:
Tax effect of nonrecurring items (1)	(253)	—
Core income tax expense (non-GAAP)	$2,579	$1,418
Core net income (non-GAAP)	$4,432	$2,519

Return on average assets	0.66%	0.46%
Effect of adjustments to arrive at core net income	0.08	—
Core return on average assets (non-GAAP)	0.74%	0.46%

Net income per share - diluted	$0.16	$0.10
Effect of adjustments to arrive at core net income	0.02	—
Core net income per share - diluted (non-GAAP)	$0.18	$0.10

(1) Tax effected at an income tax rate of 33% in 2016

(dollars in thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Total noninterest income	$6,323	$4,034
Less nonrecurring items:
	—	—
Core noninterest income (non-GAAP)	$6,323	$4,034

Total noninterest expense	$18,401	$18,008
Less nonrecurring items:
Merger-related expense	771	—
Core noninterest expense (non-GAAP)	$17,630	$18,008

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of March 31, 2016, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (a) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (b) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended March 31, 2016 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
In the ordinary course of operations, COB is party to various legal proceedings. As previously disclosed in the definitive joint proxy statement/prospectus dated March 15, 2016, a case captioned Robert Garfield v. Capital Bank Financial Corp., et al., No. 2016-001194-CA-01 (the “Garfield Action”) was filed on January 16, 2016 in the Circuit Court of the Eleventh Judicial Circuit in Miami-Dade County, Florida on behalf of a putative class of Capital shareholders against Capital, its directors, and the Company. The complaint in the Garfield Action alleges, among other things, that the Capital director defendants breached their fiduciary duties by approving the merger, that the Company aided and abetted such breaches, and that Capital, its directors and the Company failed to disclose material information in connection with the merger. Also as previously disclosed, a case captioned Curtis R. Pendleton v. Robert L. Reid, et al., No. 5:16-cv-00037 (the “Pendleton Action”), was filed on February 29, 2016 in the United States District Court for the Western District of North Carolina on behalf of a putative class of Company shareholders against the Company, its directors, and Capital, and on March 14, 2016, a case captioned Floyd Scrogham v. Robert L. Reid, et al., No. 5:16-cv-00045 (the “Scrogham Action”) was filed in the United States District Court for the Western District of North Carolina on behalf of a putative class of Company shareholders against the Company, its directors, and Capital. The complaint in the Scrogham Action, like the complaint in the Pendleton Action, alleges, among other things, that certain defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by issuing a Registration/Joint Proxy Statement that, plaintiffs allege, is materially incomplete and misleading. The Garfield, Pendleton and Scrogham Actions seek, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees) and expenses. On March 31, 2016, the Pendleton and Scrogham Actions were consolidated for all purposes under the caption In re CommunityOne Bancorp Consolidated Stockholder Litigation, No. 5:16-cv-00037 (the “Consolidated WDNC Action”).
On April 1, 2016, the parties to the Consolidated WDNC Action filed with the Court a memorandum of understanding in which the parties agreed on the terms of a settlement of those lawsuits. The memorandum of understanding provides that CommunityOne will make certain supplemental disclosures related to the merger, which was done on April 6, 2016. On April 4, 2016, the parties to the Garfield Action entered into a stipulation of settlement providing for the settlement of the Garfield Action (the “Garfield Stipulation”). Including that Capital will make certain supplemental disclosures related to the merger, which was done on April 6, 2016. The proposed settlements are conditioned upon, among other things, the parties in the Consolidated WDNC Action entering into a stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court. There can be no assurance that the parties to the Consolidated WDNC Action will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. If the proposed settlements are approved by the court, it will release all claims in the actions that were or could have been brought challenging any aspect of the merger and any disclosures made in connection therewith and preclude further proceedings.
Other than the foregoing, COB is not involved in, nor has it terminated during the three months ended March 31, 2016, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
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

CommunityOne Bancorp
(Registrant)

Date: May 6, 2016	By:	/s/ DAVID L. NIELSEN
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