Form 10-Q
period 2016-06-30
CommunityOne Bancorp
filed 2016-08-08
CIK 764811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016	Commission File Number 0-13823

COMMUNITYONE BANCORP
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1456589
(State of Incorporation)	(I.R.S. Employer Identification No.)
1017 E. Morehead Street
Charlotte, North Carolina	28204
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2016 (the most recent practicable date), the Registrant had outstanding approximately 24,298,640 shares of Common Stock.

CommunityOne Bancorp and Subsidiaries
Report on Form 10-Q
June 30, 2016

i

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CommunityOne Bancorp and Subsidiaries
Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015*
Assets
Cash and due from banks	$25,733	$23,852
Interest-bearing bank balances	27,839	15,323
Investment securities:
Available-for-sale, at estimated fair value (amortized cost of $374,740 in 2016 and $398,815 in 2015)	377,646	390,434
Held-to-maturity, at amortized cost (estimated fair value of $142,217 in 2016 and $145,185 in 2015)	139,813	147,967
Loans held for sale	4,524	5,403
Loans held for investment	1,525,070	1,543,795
Less: Allowance for loan losses	(13,705)	(15,195)
Net loans held for investment	1,511,365	1,528,600
Premises and equipment, net	42,816	44,457
Other real estate owned and property acquired in settlement of loans	14,436	16,583
Core deposit premiums and other intangibles	5,160	5,208
Goodwill	4,205	4,205
Bank-owned life insurance	41,463	40,869
Deferred tax assets, net	133,496	141,716
Other assets	28,296	32,648
Total Assets	$2,356,792	$2,397,265
Liabilities
Deposits:
Noninterest-bearing demand deposits	$393,799	$386,329
Interest-bearing deposits:
Demand, savings and money market deposits	902,444	939,878
Time deposits of $250 or more	70,930	60,093
Other time deposits	549,308	561,237
Total deposits	1,916,481	1,947,537
Retail repurchase agreements	12,761	7,219
Federal Home Loan Bank advances	65,153	93,681
Long-term notes payable	5,454	5,415
Junior subordinated debentures	56,702	56,702
Other liabilities	12,802	13,673
Total Liabilities	2,069,353	2,124,227
Shareholders' Equity
Preferred stock, 10,000,000 shares authorized
Series A, $10.00 par value; 51,500 shares issued and no shares outstanding in 2016 and 2015	—	—
Series B, no par value, authorized 250,000 shares, no shares issued and outstanding in 2016 and 2015	—	—
Common stock, no par value; authorized 2,500,000,000 shares, issued 24,298,640 shares in 2016 and 24,292,646 in 2015	490,421	490,075
Accumulated deficit	(198,492)	(206,298)
Accumulated other comprehensive loss	(4,490)	(10,739)
Total Shareholders' Equity	287,439	273,038
Total Liabilities and Shareholders' Equity	$2,356,792	$2,397,265
See accompanying notes to consolidated financial statements.
* Derived from audited consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$17,636	$16,006	$34,608	$31,879
Interest and dividends on investment securities	3,028	3,116	6,311	6,340
Other interest income	269	208	503	379
Total interest income	20,933	19,330	41,422	38,598
Interest Expense
Deposits	1,852	1,732	3,731	3,464
Retail repurchase agreements	3	5	7	9
Federal Home Loan Bank advances	455	488	957	957
Other borrowed funds	331	278	652	568
Total interest expense	2,641	2,503	5,347	4,998
Net Interest Income before Provision for (Recovery of Provision for) Loan Losses	18,292	16,827	36,075	33,600
Provision for (Recovery of provision for) loan losses	507	(788)	(28)	(1,926)
Net Interest Income after Provision for (Recovery of Provision for) Loan Losses	17,785	17,615	36,103	35,526
Noninterest Income
Service charges on deposit accounts	1,561	1,433	3,118	2,867
Mortgage loan income	683	314	2,824	779
Cardholder and merchant services income	1,332	1,218	2,573	2,343
Trust and investment services	365	403	745	725
Bank-owned life insurance	269	268	538	518
Other service charges, commissions and fees	498	421	941	804
Other income	449	97	741	152
Total noninterest income	5,157	4,154	11,480	8,188
Noninterest Expense
Personnel expense	9,906	10,462	20,044	21,056
Net occupancy expense	1,319	1,211	2,872	2,680
Furniture, equipment and data processing expense	1,921	1,875	4,051	3,864
Professional fees	575	528	1,025	1,067
Stationery, printing and supplies	127	141	287	317
Advertising and marketing	46	134	106	320
Other real estate owned expense	52	506	536	865
Credit/debit card expense	429	498	868	1,042
FDIC insurance	398	456	859	909
Loan collection expense	144	313	293	613
Merger-related expense	215	—	986	—
Core deposit premium intangible amortization	227	352	565	704
Other expense	1,400	1,351	2,668	2,398
Total noninterest expense	16,759	17,827	35,160	35,835
Income before income taxes	6,183	3,942	12,423	7,879
Income tax expense	2,291	1,419	4,617	2,837
Net income	$3,892	$2,523	$7,806	$5,042

Weighted average number of shares outstanding - basic	24,294,424	24,202,012	24,293,214	24,192,744
Weighted average number of shares outstanding - diluted	24,316,019	24,214,578	24,314,165	24,204,832
Net income per share - basic and diluted	$0.16	$0.10	$0.32	$0.21

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)	Three Months Ended June 30,
	2016	2015
Net income	$3,892	$2,523
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities	3,774	(6,761)
Tax effect	(1,419)	2,586
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	2,355	(4,175)
Change in defined benefit plans liability	—	—
Tax effect	—	—
Change in defined benefit plans liability, net of tax	—	—
Unrealized gain (loss) on interest rate swaps	(223)	421
Tax effect	84	(161)
Unrealized gain (loss) on interest rate swaps, net of tax	(139)	260
Reclassification adjustment for loss on interest rate swaps included in net income	3	3
Tax effect	(1)	(1)
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	2	2
Other comprehensive income (loss), net of tax	2,218	(3,913)
Comprehensive income (loss)	$6,110	$(1,390)

(dollars in thousands)	Six Months Ended June 30,
	2016	2015
Net income	$7,806	$5,042
Other comprehensive income:
Unrealized gains (losses) arising during the period on available-for-sale securities	11,200	(4,073)
Tax effect	(4,211)	1,558
Unrealized gains (losses) arising during the period on available-for-sale securities, net of tax	6,989	(2,515)
Change in defined benefit plans liability	(86)	—
Tax effect	32	—
Change in defined benefit plans liability, net of tax	(54)	—
Unrealized loss on interest rate swaps	(1,106)	(102)
Tax effect	416	39
Unrealized loss on interest rate swaps, net of tax	(690)	(63)
Reclassification adjustment for loss on interest rate swaps included in net income	6	6
Tax effect	(2)	(2)
Reclassification adjustment for loss on interest rate swaps included in net income, net of tax	4	4
Other comprehensive income (loss), net of tax:	6,249	(2,574)
Comprehensive income	$14,055	$2,468

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Shareholders’ Equity (unaudited)
For Six Months Ended June 30, 2016 and 2015

						Accumulated
(dollars in thousands, except share and per share data)						Other
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Income (Loss)	Total
Balance, December 31, 2014	—	$—	24,185,923	$487,603	$(213,212)	$(7,475)	$266,916
Comprehensive income:
Net income	—	—	—	—	5,042	—	5,042
Other comprehensive loss, net of tax	—	—	—	—	—	(2,574)	(2,574)
Total comprehensive income							2,468
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	381	—	—	381
Issuance of restricted stock awards, net of cancellations	—	—	24,358	—	—	—	—
Shares issued as compensation to directors			1,942	21			21
Balance, June 30, 2015	—	$—	24,212,223	$488,005	$(208,170)	$(10,049)	$269,786
Balance, December 31, 2015	—	$—	24,292,646	$490,075	$(206,298)	$(10,739)	$273,038
Comprehensive income:
Net income	—	—	—	—	7,806	—	7,806
Other comprehensive income net of tax	—	—	—	—	—	6,249	6,249
Total comprehensive income							14,055
Stock options and restricted stock awards:
Compensation expense recognized	—	—	—	339	—	—	339
Issuance of restricted stock awards, net of cancellations	—	—	(1,200)	—	—	—	—
Shares issued upon exercise of stock options	—	—	7,194	67	—	—	67
Cancellation of stock warrant	—	—	—	(60)	—	—	(60)
Balance, June 30, 2016	—	$—	24,298,640	$490,421	$(198,492)	$(4,490)	$287,439

See accompanying notes to consolidated financial statements.

CommunityOne Bancorp and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$7,806	$5,042
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	1,864	1,817
Recovery of loan losses	(28)	(1,926)
Deferred income taxes	4,617	2,798
Deferred loan fees and costs, net	(235)	(172)
Premium amortization and discount accretion of investment securities, net	1,498	1,358
Amortization of core deposit premiums	565	704
Net accretion on acquired loans	(2,774)	(3,943)
Stock compensation expense	339	402
Increase in cash surrender value of bank-owned life insurance, net	(594)	(553)
Loans held for sale:
Origination of loans held for sale	(32,020)	(48,585)
Net proceeds from sale of loans held for sale	33,321	49,049
Net gain on sale of loans held for sale	(422)	(435)
Mortgage servicing rights capitalized	(957)	(556)
Mortgage servicing rights amortization	376	270
Net gain on sale of premises and equipment	(209)	(368)
Net loss on sales and write-downs of other real estate owned	504	685
Changes in assets and liabilities:
Decrease (Increase) in accrued interest receivable and other assets	3,498	(5,958)
Increase (Decrease) in accrued interest payable and other liabilities	(918)	(3,466)
Net cash provided by (used in) operating activities	16,231	(3,837)
Investing Activities
Available-for-sale securities:
Proceeds from maturities, calls and principal repayments	22,791	24,022
Purchases	—	(60,525)
Held-to-maturity securities:
Proceeds from maturities, calls and principal repayments	7,853	5,952
Purchases	—	(20,394)
Net increase in loans held for investment	(28,800)	(87,747)
Proceeds from sales of other real estate owned	3,758	3,153
Purchases of premises and equipment	(289)	(1,343)
Proceeds from sales of premises and equipment	246	1,754
Net cash received in branch deposit acquisition	—	56,788
Net cash received from bulk sale of loans	46,642	—
Net cash provided by (used in) investing activities	52,201	(78,340)
Financing Activities
Net increase (decrease) in deposits	(31,056)	2,459
Increase in retail repurchase agreements	5,542	2,348
Increase (Decrease) in Federal Home Loan Bank advances	(28,528)	12,474
Cancellation of common stock warrant	(60)	—
Issuance of common stock, net of expense	67	—
Net cash provided by (used in) financing activities	(54,035)	17,281
Net Increase (Decrease) in Cash and Cash Equivalents	14,397	(64,896)
Cash and Cash Equivalents at Beginning of Period	39,175	95,882
Cash and Cash Equivalents at End of Period	$53,572	$30,986

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,361	$8,285
Income taxes, net of refunds	343	39
Noncash transactions:
Foreclosed loans transferred to other real estate owned	2,202	3,433
Unrealized securities gains (losses), net of income taxes	6,989	(2,515)
Transfer of fixed assets to other assets	—	1,335
Employee benefit plan costs, net of income taxes	(54)	—
Unrealized loss on interest rate swaps, net of income taxes	(686)	(59)
Assets acquired in branch purchase	—	58,770
Liabilities assumed in branch purchase	—	58,770
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
Immediately following the Merger, the Bank will merge with and into Capital’s wholly owned bank subsidiary, with Capital’s bank subsidiary surviving the bank merger. The Merger is subject to, among other things, regulatory approval and other customary closing conditions. Shareholders of both COB and Capital approved the Merger on April 18, 2016.
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
In the opinion of management, the accompanying consolidated financial statements contain the adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial position of COB as of June 30, 2016 and December 31, 2015, and the results of its operations and cash flows for the six months ended June 30, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
Credit Losses - In June 2016, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" as part of its project on financial instruments. The new standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The adoption of ASU 2016-13 will be effective for the fiscal year beginning after December 15, 2019. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Stock Compensation - In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, "Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting" which objective is the simplification through the identification, evaluation, and improvement of areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The adoption of ASU 2016-9 will be effective for the fiscal year beginning after December 15, 2016. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
Leases - In January 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. This ASU, along with IFRS 16, Leases, are the result of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. The Boards decided to not fundamentally change lessor accounting with the amendments in this Update. However, some changes have been made to lessor accounting to conform and align that guidance with the lessee guidance and other areas within generally accepted accounting principles (GAAP), such as Topic 606, Revenue from Contracts with Customers. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The adoption of ASU 2016-2 will be effective for the fiscal year beginning after December 15, 2018. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
Financial Instruments - In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, "Financial instruments—Overall (Subtopic 825-10)," which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this ASU eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in ASU 2016-1 are effective for us for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
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
2. Acquisition by Capital Bank Financial Corp.
On November 22, 2015, we entered into the Merger Agreement with Capital, under which, upon the terms and subject to the conditions set forth in the Merger Agreement, COB will merge with and into Capital in the Merger, with Capital as the surviving corporation in the Merger. Immediately following the Merger, the Bank will merge with and into Capital’s wholly-owned bank subsidiary, with Capital’s wholly-owned bank subsidiary surviving the bank merger. Shareholders of both COB and Capital approved the Merger on April 18, 2016. The Merger is subject to, among other things, regulatory approval and other customary closing conditions which remain pending.
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
The following table summarizes the amortized cost and estimated fair value of investment securities and presents the related gross unrealized gains and losses:

June 30, 2016
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Residential mortgage-backed securities-GSE	$269,169	$2,497	$671	$270,995
Residential mortgage-backed securities-Private	28,567	450	33	28,984
Commercial mortgage-backed securities-GSE	21,779	388	—	22,167
Commercial mortgage-backed securities-Private	17,847	362	128	18,081
Corporate notes	37,378	43	2	37,419
Total available-for-sale	374,740	3,740	834	377,646
Held-to-Maturity:
Residential mortgage-backed securities-GSE	115,395	1,975	13	117,357
Residential mortgage-backed securities-Private	14,363	38	—	14,401
Commercial mortgage-backed securities-Private	10,055	404	—	10,459
Total held-to-maturity	139,813	2,417	13	142,217
Total investment securities	$514,553	$6,157	$847	$519,863

December 31, 2015
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale:
Obligations of U.S. government sponsored enterprises	$2,005	$3	$—	$2,008
Residential mortgage-backed securities-GSE	286,057	339	8,289	278,107
Residential mortgage-backed securities-Private	33,235	578	236	33,577
Commercial mortgage-backed securities-GSE	21,980	—	368	21,612
Commercial mortgage-backed securities-Private	17,869	—	294	17,575
Corporate notes	37,669	—	114	37,555
Total available-for-sale	398,815	920	9,301	390,434
Held-to-Maturity:
Residential mortgage-backed securities-GSE	120,197	—	2,310	117,887
Residential mortgage-backed securities-Private	17,712	—	298	17,414
Commercial mortgage-backed securities-Private	10,058	—	174	9,884
Total held-to-maturity	147,967	—	2,782	145,185
Total investment securities	$546,782	$920	$12,083	$535,619
As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB based generally upon the balances of total assets and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. This investment is carried at cost since no ready market exists for FHLB stock and there is no quoted market value. However, redemption of this stock has historically been at par value. The Bank owned a total of $4.9 million of FHLB stock at June 30, 2016 and $6.0 million at December 31, 2015. Due to the redemption provisions of FHLB stock, we have estimated that fair value approximated cost and that this investment was not impaired at June 30, 2016. FHLB stock is included in other assets at its original cost basis.

As a member bank of the Federal Reserve Bank of Richmond (“FRBR”), the Bank also is required to own capital stock of the FRBR based upon a percentage of the Bank's common stock and surplus. This investment is carried at cost since no ready market exists for FRBR stock and there is no quoted market value. At June 30, 2016 and December 31, 2015, the Bank owned a total of $10.1 million and $9.9 million of FRBR stock, respectively. Because this investment is in an entity of the U.S. government, we have estimated that fair value approximated the cost and that this investment was not impaired at June 30, 2016. FRBR stock is included in other assets at its original cost basis.
At June 30, 2016, $158.0 million of the investment securities portfolio was pledged to secure public deposits, $15.9 million was pledged to retail repurchase agreements and $162.5 million was pledged to others, leaving $181.0 million available as pledgeable collateral.
The Bank did not sell any investment securities during the three and six months ended June 30, 2016 or the three and six months ended June 30, 2015.
The following tables show our investments' estimated fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015. The change in unrealized losses during the six months ending June 30, 2016 was attributed to changes in interest rates and not to changes in the credit quality of these securities. All unrealized losses on investment securities are considered by management to be temporary given the credit quality of these investment securities or the short duration of the unrealized loss, or both.

	Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2016
Available-for-Sale:
Residential mortgage-backed securities-GSE	$—	$—	$119,845	$671	$119,845	$671
Residential mortgage-backed securities-Private	2,791	28	621	5	3,412	33
Commercial mortgage-backed securities-Private	—	—	7,422	128	7,422	128
Corporate Notes	10,004	2	—	—	10,004	2
Total available-for-sale	12,795	30	127,888	804	140,683	834
Held-to-Maturity:
Residential mortgage-backed securities-GSE	—	—	12,739	13	12,739	13
Total held-to-maturity	—	—	12,739	13	12,739	13
Total	$12,795	$30	$140,627	$817	$153,422	$847

December 31, 2015
Available-for-Sale
Residential mortgage-backed securities-GSE	$137,998	$2,560	$132,148	$5,729	$270,146	$8,289
Residential mortgage-backed securities-Private	26,265	231	636	5	26,901	236
Commercial mortgage-backed securities-GSE	21,612	368	—	—	21,612	368
Commercial mortgage-backed securities-Private	17,575	294	—	—	17,575	294
Corporate notes	30,523	114	—	—	30,523	114
Total available-for-sale	233,973	3,567	132,784	5,734	366,757	9,301
Held-to-Maturity:
Residential mortgage-backed securities-GSE	83,014	1,481	34,872	829	117,886	2,310
Residential mortgage-backed securities-Private	17,414	298	—	—	17,414	298
Commercial mortgage-backed securities-Private	9,884	174	—	—	9,884	174
Total held-to-maturity	110,312	1,953	34,872	829	145,184	2,782
Total	$344,285	$5,520	$167,656	$6,563	$511,941	$12,083
At both June 30, 2016 and December 31, 2015, there were 18 securities that were in a continuous unrealized loss position for 12 months or more.
We analyzed our securities portfolio at June 30, 2016, and considered ratings, fair value, cash flows and other factors to determine if any of the securities were other than temporarily impaired. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and we have determined that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, none of the securities are deemed to be other than temporarily impaired.
The aggregate amortized cost and fair value of securities at June 30, 2016, by remaining contractual maturity, are shown in the following table. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay the obligations. Mortgage backed securities are grouped based on stated maturity date, but actual maturity will vary based on the actual repayment of the underlying mortgage loans.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities-GSE
Due after five years through 10 years	$1,568	$1,617	$—	$—
Due after ten years	267,601	269,378	115,395	117,357
Residential mortgage-backed securities-Private
Due after ten years	28,567	28,984	14,363	14,401
Commercial mortgage-backed securities-GSE
Due after one year through five years	21,779	22,167	—	—
Commercial mortgage-backed securities-Private
Due after ten years	17,847	18,081	10,055	10,459
Corporate notes
Due in one year or less	30,335	30,354	—	—
Due after one year through five years	7,043	7,065	—	—
Total	$374,740	$377,646	$139,813	$142,217

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

The following table presents an aging analysis of accruing and nonaccruing loans as of June 30, 2016:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$80	$49	$—	$480	$609	$140,986	$141,595
Real estate - construction	540	—	—	72	612	106,337	106,949
Real estate - mortgage:
1-4 family residential	433	671	—	7,471	8,575	635,841	644,416
Commercial	63	—	—	5,969	6,032	431,936	437,968
Consumer	1,311	342	—	678	2,331	119,213	121,544
Total	2,427	1,062	—	14,670	18,159	1,434,313	1,452,472
PI loans
Commercial and agricultural	47	—	1,721	—	1,768	2,839	4,607
Real estate - construction	—	—	1,309	—	1,309	5,726	7,035
Real estate - mortgage:
1-4 family residential	78	40	1,133	—	1,251	11,154	12,405
Commercial	—	22	8,122	—	8,144	39,584	47,728
Consumer	2	5	3	—	10	813	823
Total	127	67	12,288	—	12,482	60,116	72,598
Total Loans	$2,554	$1,129	$12,288	$14,670	$30,641	$1,494,429	$1,525,070

The following table presents an aging analysis of accruing and nonaccruing loans as of December 31, 2015:

(dollars in thousands)	Accruing
	30-59 days past due	60-89 days past due	More than 90 days past due	Nonaccrual	Total past due and nonaccrual	Current and accruing	Total Loans
PC and Originated Loans
Commercial and agricultural	$—	$1	$—	$1,053	$1,054	$146,257	$147,311
Real estate - construction	761	140	—	110	1,011	98,247	99,258
Real estate - mortgage:
1-4 family residential	2,710	574	817	9,106	13,207	660,430	673,637
Commercial	661	34	—	7,209	7,904	421,220	429,124
Consumer	1,227	250	1	538	2,016	104,885	106,901
Total	5,359	999	818	18,016	25,192	1,431,039	1,456,231
PI loans
Commercial and agricultural	102	—	1,618	—	1,720	3,275	4,995
Real estate - construction	—	—	1,455	—	1,455	6,289	7,744
Real estate - mortgage:
1-4 family residential	602	15	1,127	—	1,744	12,173	13,917
Commercial	517	123	8,819	—	9,459	50,530	59,989
Consumer	8	—	6	—	14	905	919
Total	1,229	138	13,025	—	14,392	73,172	87,564
Total Loans	$6,588	$1,137	$13,843	$18,016	$39,584	$1,504,211	$1,543,795
All PI loans are considered to be accruing for all periods presented, in accordance with ASC 310-30.

Risk Grades
The risk-grade categories presented in the tables below, which are standard categories used by the bank regulators, are:
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
Loans categorized as Special Mention, Substandard and Doubtful are considered Criticized. Loans categorized as Substandard or Doubtful are considered Classified. Purchased loans acquired in the merger with Bank of Granite Corp. are recorded at estimated fair value on the date of acquisition without the carryover of related ALL. The table below includes $16.2 million and $27.0 million in Granite Purchased Loans categorized as Substandard or Doubtful at June 30, 2016 and December 31, 2015, respectively.
The following table presents loans held for investment balances by risk grade as of June 30, 2016:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$138,177	$5,657	$2,368	$—	$146,202
Real estate - construction	108,486	1,784	3,714	—	113,984
Real estate - mortgage:
1-4 family residential	643,150	2,222	11,449	—	656,821
Commercial	453,787	10,768	21,141	—	485,696
Consumer	121,214	5	696	452	122,367
Total	$1,464,814	$20,436	$39,368	$452	$1,525,070
The following table presents loans held for investment balances by risk grade as of December 31, 2015:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
	(Ratings 1-5)	(Rating 6)	(Rating 7)	(Rating 8)	Total
Commercial and agricultural	$148,844	$672	$2,790	$—	$152,306
Real estate - construction	100,252	2,122	4,628	—	107,002
Real estate - mortgage:
1-4 family residential	669,695	3,508	14,351	—	687,554
Commercial	450,587	12,765	25,761	—	489,113
Consumer	107,008	4	553	255	107,820
Total	$1,476,386	$19,071	$48,083	$255	$1,543,795
Loans included in the preceding loan composition table are net of participations sold. Loans are increased by net loan premiums of $4.0 million and $3.7 million at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, loans held for sale consisted of originated residential mortgage loans held for sale carried at the lower of cost or fair market value.
Loans serviced for others are not included in the consolidated balance sheet. The unpaid principal balance of loans serviced for others amounted to $376.5 million at June 30, 2016 and $304.6 million at December 31, 2015.
Loans Pledged
To borrow from the FHLB, members must pledge collateral to secure advances and letters of credit. Acceptable collateral includes, among other types of collateral, a variety of residential, multifamily, home equity lines and second mortgages, and commercial loans. Gross loans of $91.9 million and $119.8 million of investment securities, and gross loans of $102.9 million and $113.0 million of investment securities, were pledged to collateralize FHLB advances and letters of credit at June 30, 2016 and December 31, 2015, respectively, of which there was $82.0 million and $80.8 million of credit availability for borrowing, respectively. At June 30, 2016, $3.6 million of loans and $42.8 million of securities were pledged to collateralize potential borrowings from the Federal Reserve Discount Window, of which $42.4 million was available as borrowing capacity. We could also access $326.9 million of additional borrowings from the FHLB under credit lines by pledging additional collateral.
Nonaccruing and Impaired Loans
Interest income on loans is calculated by using the interest method based on the daily outstanding balance. The recognition of interest income is discontinued when, in management's opinion, the collection of all or a portion of interest becomes doubtful. Loans are returned to accrual status when the factors indicating doubtful collectability cease to exist and the loan has performed in accordance with its terms for a demonstrated period of time. The past due status of loans is based on the contractual payment terms. Had nonaccruing loans been on accruing status, interest income would have been higher by $0.5 million and $0.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, COB had certain impaired loans of $14.7 million and $18.0 million, respectively, which were on nonaccruing interest status.
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
At the time a loan is placed on nonaccrual, all accrued and unpaid interest is charged off, unless repayment of all principal and presently accrued but unpaid interest is probable. Charge-offs of accrued and unpaid interest are charged against the current year's interest income and not against the ALL.
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
The following table summarizes information relative to impaired loans for the dates indicated:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Recorded Investment	Associated Reserves	Recorded Investment	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,543	$—	$4,903	$—
Impaired loans, individually reviewed, with no impairment	18,383	—	22,411	—
Impaired loans, individually reviewed, with impairment	3,731	328	3,817	399
Total impaired loans, excluding purchased impaired *	$26,657	328	$31,131	399

Purchased impaired loans with subsequent deterioration	$69,587	2,754	$84,329	2,754
Purchased impaired loans with no subsequent deterioration	3,011	—	3,235	—
Total Reserves		$3,082		$3,153

Average impaired loans calculated using a simple average	28,894		35,290

* Included at June 30, 2016 and December 31, 2015 were $12.0 million and $13.1 million, respectively, in restructured and performing loans.

The following table presents loans held for investment on nonaccrual status by loan class for the dates indicated:

(dollars in thousands)
	June 30, 2016	December 31, 2015
Loans held for investment:
Commercial and agricultural	$480	$1,053
Real estate - construction	72	110
Real estate - mortgage:
1-4 family residential	7,471	9,106
Commercial	5,969	7,209
Consumer	678	538
Total nonaccrual loans	14,670	18,016
Loans more than 90 days delinquent, still on accrual	—	817
Total nonperforming loans	$14,670	$18,833
There were no loans held for sale on nonaccrual status as of June 30, 2016 or December 31, 2015.

The following table presents individually reviewed impaired loans and purchased impaired loans with subsequent credit deterioration, segregated by portfolio segment, and the corresponding allowance for loan losses as of June 30, 2016:

		Unpaid
(dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$379	$479	$—
Real estate - construction	535	690	—
Real estate - mortgage:
1-4 family residential	5,837	7,606	—
Commercial	11,632	16,491	—
Consumer	—	—	—
Total	18,383	25,266	—
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage:
1-4 family residential	3,385	4,220	285
Commercial	346	353	43
Consumer	—	—	—
Total	3,731	4,573	328
Total individually reviewed impaired loans:
Commercial and agricultural	379	479	—
Real estate - construction	535	690	—
Real estate - mortgage:
1-4 family residential	9,222	11,826	285
Commercial	11,978	16,844	43
Consumer	—	—	—
Total	$22,114	$29,839	$328

PI loans with subsequent credit deterioration:
Commercial and agricultural	$4,607	$3,475	$378
Real estate - construction	6,779	7,480	634
Real estate - mortgage:
1-4 family residential	9,650	9,683	325
Commercial	47,728	47,383	1,375
Consumer	823	525	42
Total	$69,587	$68,546	$2,754

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

The following summary presents individually reviewed impaired loans. Average recorded investment and interest income recognized on impaired loans, segregated by portfolio segment, is shown in the following table as of June 30, 2016 and June 30, 2015:

	For Three Months Ended		For Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$384	$—	$435	$—
Real estate - construction	541	7	1,126	8
Real estate - mortgage:
1-4 family residential	5,960	21	7,099	24
Commercial	11,779	46	15,770	57
Consumer	—	—	—	—
Total	18,664	74	24,430	89
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	—	—
Real estate - mortgage:
1-4 family residential	3,394	11	4,646	14
Commercial	347	4	—	—
Consumer	—	—	—	—
Total	3,741	15	4,646	14
Total individually reviewed impaired loans:
Commercial and agricultural	384	—	435	—
Real estate - construction	541	7	1,126	8
Real estate - mortgage:
1-4 family residential	9,354	32	11,745	38
Commercial	12,126	50	15,770	57
Consumer	—	—	—	—
Total	$22,405	$89	$29,076	$103

	For Six Months Ended		For Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
(dollars in thousands)	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Individually reviewed impaired loans with no related allowance recorded:
Commercial and agricultural	$390	$—	$457	$—
Real estate - construction	652	21	1,201	9
Real estate - mortgage:
1-4 family residential	6,338	48	7,512	27
Commercial	12,303	139	14,425	65
Consumer	—	—	—	—
Total	19,683	208	23,595	101
Individually reviewed impaired loans with an allowance recorded:
Commercial and agricultural	—	—	—	—
Real estate - construction	—	—	—	—
Real estate - mortgage:
1-4 family residential	3,841	31	4,195	17
Commercial	298	4	1,915	26
Consumer	—	—	—	—
Total	4,139	35	6,110	43
Total individually reviewed impaired loans:
Commercial and agricultural	390	—	457	—
Real estate - construction	652	21	1,201	9
Real estate - mortgage:
1-4 family residential	10,179	79	11,707	44
Commercial	12,601	143	16,340	91
Consumer	—	—	—	—
Total	$23,822	$243	$29,705	$144
Impaired loans also include loans for which we may elect to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and formally restructure due to the weakening credit status of a borrower. Restructuring is designed to facilitate a repayment plan that minimizes the potential losses that we otherwise may have to incur. If these impaired loans are on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans. Nonperforming restructured loans will remain as nonperforming until the borrower can demonstrate adherence to the restructured terms for a period of no less than six months and when it is otherwise determined that continued adherence is reasonably assured. Some restructured loans continue as accruing loans after restructuring if the borrower is not past due at the time of restructuring, adequate collateral valuations support the restructured loans, and the cash flows of the underlying business appear adequate to support the restructured debt service. Not included in nonperforming loans are loans that have been restructured that were performing as of the restructure date. At June 30, 2016, there was $16.1 million in restructured loans, of which $12.0 million were accruing. At December 31, 2015, there was $17.9 million in restructured loans, of which $13.1 million were accruing.

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
At both June 30, 2016 and December 31, 2015, our financial statements reflected a Granite PI loan ALL of $2.8 million and an ALL for Granite PC loans of $0.3 million.
The following table presents the balance of all Granite Purchased Loans:

	At June 30, 2016
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$4,607	$114	$4,721	$3,589
Real estate - construction	7,035	—	7,035	7,763
Real estate - mortgage:
1-4 family residential	12,405	16,755	29,160	29,609
Commercial	47,728	—	47,728	47,383
Consumer	823	—	823	525
Total	$72,598	$16,869	$89,467	$88,869

	At December 31, 2015
(dollars in thousands)	Purchased Impaired	Purchased Contractual	Total Purchased Loans	Unpaid Principal Balance
Commercial and agricultural	$4,995	$238	$5,233	$4,149
Real estate - construction	7,744	—	7,744	8,579
Real estate - mortgage:
1-4 family residential	13,917	17,915	31,832	32,558
Commercial	59,989	—	59,989	60,582
Consumer	919	—	919	598
Total	$87,564	$18,153	$105,717	$106,466

The tables below include only those Granite Purchased Loans accounted for under the expected cash flow method (PI loans) for the periods indicated. This table does not include PC loans, including Granite PC loans or purchased residential mortgage loan pools.

	For Three Months Ended		For Three Months Ended
	June 30, 2016		June 30, 2015
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$84,627	$14,215	$109,262	$20,925
Addition from Bank of Granite Corp merger	—	—	—	—
Accretion	1,319	(1,319)	1,841	(1,841)
Increase (Decrease) in future accretion	—	(1)	—	1,716
Reclassification of loans and adjustments	—	—	—	—
Payments received	(12,650)	—	(8,522)	—
Foreclosed and transferred to OREO	(698)	—	(466)	—
Subtotal before allowance	72,598	12,895	102,115	20,800
Allowance for loan losses	(2,754)	—	(3,181)	—
Net carrying amount, end of period	$69,844	$12,895	$98,934	$20,800

	For Six Months Ended		For Six Months Ended
	June 30, 2016		June 30, 2015
	Purchased Impaired		Purchased Impaired
(dollars in thousands)	Carrying Amount	Future Accretion	Carrying Amount	Future Accretion
Balance, beginning of period	$87,564	$15,623	$122,842	$24,898
Accretion	2,725	(2,725)	3,889	(3,889)
Increase (Decrease) in future accretion	—	(3)	—	(209)
Payments received	(16,993)	—	(23,376)	—
Foreclosed and transferred to OREO	(698)	—	(1,240)	—
Subtotal before allowance	72,598	12,895	102,115	20,800
Allowance for credit losses	(2,754)	—	(3,181)	—
Net carrying amount, end of period	$69,844	$12,895	$98,934	$20,800
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
In addition to our ability to use our own historical loss data and migration between risk grades, we have a rigorous process for assessing the qualitative factors that impact the ALL. A committee, independent of the historical loss migration team, reviews risk factors that may impact the ALL. Some factors are statistically quantifiable, such as concentration, growth, delinquency, and nonaccrual risk by loan type, while other factors are qualitative in nature, such as staff competency, competition within our markets and economic and regulatory changes impacting the loan portfolio.
We lend primarily in North Carolina. As of June 30, 2016, a large majority of the principal amount of the loans in our portfolio was to businesses and individuals in North Carolina. This geographic concentration subjects the loan portfolio to the general economic conditions within this area. The risks created by this concentration have been considered by us in the determination of the adequacy of the ALL. We believe the ALL is adequate to cover estimated losses on loans at each balance sheet date.
During the three month period ended June 30, 2016, we charged off $2.0 million in loans and realized $1.0 million in recoveries, for $1.0 million of net charge-offs. During the six month period ended June 30, 2016, we charged off $3.1 million in loans and realized $1.7 million in recoveries, for $1.5 million of net charge-offs.
The ALL, as a percentage of loans held for investment, was 0.90% at June 30, 2016, compared to 1.24% at June 30, 2015. At December 31, 2015, the ALL, as a percentage of loans held for investment, was 0.98%.
An analysis of the changes in the ALL is as follows:

	For Three Months Ended		For Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance, beginning of period	$14,240	$19,008	$15,195	$20,345
Recovery of losses charged to continuing operations	507	(788)	(28)	(1,926)
Net charge-offs:
Charge-offs	(2,041)	(1,567)	(3,135)	(2,562)
Recoveries	999	1,336	1,673	2,132
Net charge-offs	(1,042)	(231)	(1,462)	(430)
Balance, end of period	$13,705	$17,989	$13,705	$17,989
Annualized net charge-offs during the period to average loans held for investment	0.27%	0.07%	0.19%	0.06%
Annualized net charge-offs during the period to ALL	30.58%	5.15%	21.45%	4.82%
Allowance for loan losses to loans held for investment	0.90%	1.24%	0.90%	1.24%
The following table presents ALL activity by portfolio segment for the three months ended June 30, 2016:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance April 1, 2016	$2,044	$1,296	$4,375	$2,543	$3,982	$14,240
Charge-offs	61	(9)	(610)	(195)	(1,288)	(2,041)
Recoveries	(32)	174	247	385	225	999
Provision (recovery of provision)	(1,006)	725	54	(725)	1,459	507
Ending balance June 30, 2016	$1,067	$2,186	$4,066	$2,008	$4,378	$13,705

The following table presents ALL activity by portfolio segment for the three months ended June 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2015	$3,398	$3,120	$5,623	$3,152	$3,715	$19,008
Charge-offs	(257)	(4)	(251)	(261)	(794)	(1,567)
Recoveries	428	179	171	328	230	1,336
Provision (recovery of provision)	(857)	(1,088)	(26)	87	1,096	(788)
Ending balance June 30, 2015	$2,712	$2,207	$5,517	$3,306	$4,247	$17,989
The following table presents ALL activity by portfolio segment for the six months ended June 30, 2016:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2016	$2,402	$1,769	$5,141	$2,328	$3,555	$15,195
Charge-offs	(98)	(9)	(674)	(195)	(2,159)	(3,135)
Recoveries	221	310	377	425	340	1,673
Provision (recovery of provision)	(1,458)	116	(778)	(550)	2,642	(28)
Ending balance June 30, 2016	$1,067	$2,186	$4,066	$2,008	$4,378	$13,705
The following table presents ALL activity by portfolio segment for the six months ended June 30, 2015:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Beginning balance January 1, 2015	$3,915	$3,163	$5,847	$4,179	$3,241	$20,345
Charge-offs	(306)	(85)	(376)	(268)	(1,527)	(2,562)
Recoveries	649	375	309	386	413	2,132
Provision (recovery of provision)	(1,546)	(1,246)	(263)	(991)	2,120	(1,926)
Ending balance June 30, 2015	$2,712	$2,207	$5,517	$3,306	$4,247	$17,989

The following table details the recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of impairment evaluation methodology at June 30, 2016:

			Real Estate - Mortgage
(dollars in thousands)	Commercial and Agricultural	Real Estate - Construction	1-4 Family Residential	Commercial	Consumer	Total
ALL:
Individually reviewed for impairment	$—	$—	$285	$43	$—	$328
Collectively reviewed for impairment	756	1,607	3,397	609	4,254	10,623
PI loans reviewed for credit impairment	311	579	384	1,356	124	2,754
PI loans with no credit deterioration	—	—	—	—	—	—
Total ALL	$1,067	$2,186	$4,066	$2,008	$4,378	$13,705
Loans held for investment:
Individually reviewed for impairment	$379	$535	$9,222	$11,978	$—	$22,114
Collectively reviewed for impairment	141,216	106,414	635,194	425,990	121,544	1,430,358
PI loans with subsequent credit deterioration	4,607	6,779	9,650	47,728	823	69,587
PI loans with no credit deterioration	—	256	2,755	—	—	3,011
Total loans	$146,202	$113,984	$656,821	$485,696	$122,367	$1,525,070
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

Troubled Debt Restructuring
The following tables present a breakdown of troubled debt restructurings that were restructured during the three and six months ended June 30, 2016 and June 30, 2015, respectively, segregated by portfolio segment:

	For Three Months Ended June 30, 2016			For Three Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	—	—	—	1	370	370
Real estate - mortgage:
1-4 family residential	1	47	47	1	446	446
Commercial	1	100	100	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$147	$147	2	$816	$816

	For Six Months Ended June 30, 2016			For Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(dollars in thousands)	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate - construction	2	307	332	1	370	370
Real estate - mortgage:
1-4 family residential	1	47	47	1	446	446
Commercial	1	100	100	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$454	$479	2	$816	$816
During the six months ended June 30, 2016, we modified four loans that were considered to be troubled debt restructurings by modifying the terms for two of these loans, and by modifying both the terms and interest rate for the other two loans. During the six months ended June 30, 2015, we modified two loans that were considered to be troubled debt restructurings. We modified the interest rate for one of these loans, and both extended the term and modified the interest rate for the other loan.
There were no loans restructured in the twelve months prior to June 30, 2016 that went into default during the six months ended June 30, 2016. There were also no loans restructured in the twelve months prior to June 30, 2015 that went into default during the six months ended June 30, 2015.
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
Unfunded Commitments
The reserve for unfunded commitments, which is included in other liabilities, is calculated by estimating the probable amount of additional funding on the commitment and multiplying that amount by the historical loss rate (including Q&E factors). The following describes our method for determining the estimated additional funding by commitment type:

•	Straight Lines of Credit - Unfunded balance of line of credit multiplied by the expected funding rate (50% - 100% utilization)

•	Revolving Lines of Credit - Average utilization (for the last 12 months) less current utilization

•	Letters of Credit - 10% utilization
The reserve for unfunded commitments was $1.2 million as of June 30, 2016 and $0.8 million at December 31, 2015.
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
Total OREO and property acquired in settlement of loans decreased $2.1 million during the first six months of 2016 from $16.6 million at December 31, 2015, to $14.4 million at June 30, 2016. At June 30, 2016 and December 31, 2015, OREO and property acquired in settlement of loans represented 44% and 47% of total nonperforming assets, respectively.
The following table summarizes OREO and property acquired in settlement of loans at the periods indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Real estate acquired in settlement of loans	$14,191	$16,251
Property acquired in settlement of loans	245	332
Total property acquired in settlement of loans	$14,436	$16,583
The following table summarizes the changes in real estate acquired in settlement of loans at the periods indicated:

	For Three Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015
Real estate acquired in settlement of loans, beginning of period	$13,845	$20,833
Plus: New real estate acquired in settlement of loans	2,143	938
Plus: Real estate acquired in BOGC acquisition	—	—
Less: Sales of real estate acquired in settlement of loans	(1,794)	(1,663)
Less: Write-downs and net loss on sales charged to expense	(3)	(391)
Real estate acquired in settlement of loans, end of period	$14,191	$19,717

	For Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015
Real estate acquired in settlement of loans, beginning of period	$16,251	$20,122
Plus: New real estate acquired in settlement of loans	2,202	3,433
Less: Sales of real estate acquired in settlement of loans	(3,758)	(3,153)
Less: Write-downs and net loss on sales charged to expense	(504)	(685)
Real estate acquired in settlement of loans, end of period	$14,191	$19,717
At June 30, 2016, 4 assets with a net carrying amount of $2.4 million were under contract for sale. Estimated losses on these sales, if any, have been recognized in the Consolidated Statements of Operations in the first six months of 2016.
At June 30, 2016, the Company’s recorded investment in mortgage loans collateralized by residential real estate properties that are in the process of foreclosure was $1.4 million and the Company’s OREO balance included $3.4 million of residential real estate.
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

(dollars in thousands, except share and per share data)	For Three Months Ended		For Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$3,892	$2,523	$7,806	$5,042
Weighted average number of shares outstanding - basic	24,294,424	24,202,012	24,293,214	24,192,744
Weighted average number of shares outstanding - diluted	24,316,019	24,214,578	24,314,165	24,204,832
Net income per share - basic and diluted	$0.16	$0.10	$0.32	$0.21
During the six months ended June 30, 2016 and June 30, 2015, the price of the Company's common stock (as quoted on the Nasdaq Capital Market) was below the price of the common stock warrant. As a result, the warrant was considered antidilutive and thus was not included in the diluted share calculation. The Company canceled the common stock warrant during the second quarter of 2016.
For the three months ended June 30, 2016, there were an average of 509,963 antidilutive shares, while for the six months ended June 30, 2016, there were an average of 516,185 antidilutive shares. For the three months ended June 30, 2015, there were an average of 322,526 antidilutive shares, while for the six months ended June 30, 2015, there were an average of 294,972 antidilutive shares. Of the antidilutive shares, the number of shares relating to stock options was 500,018 and 500,177 for the three months and six months ended June 30, 2016, respectively, and 300,454 and 272,900 for the three and six months ended June 30, 2015, respectively. The number relating to the common stock warrant was 9,945 and 16,008 for the three and six months ended June 30, 2016, respectively, and 22,072 for the three and six months ended June 30, 2015.
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
In connection with its asset / liability management objectives, the Company during the first quarter of 2014 entered into two interest rate swaps on $40 million of FHLB advances, each swap having a $20 million notional amount, that convert the floating rate cash flow exposure on the FHLB advances to a fixed rate cash flow. As structured, the receive-variable, pay-fixed swaps were evaluated as being cash flow hedges and have remained highly effective since inception through the quarter ending June 30, 2016. The differences in cash flows in each period between the fixed rate interest payments that the Company makes and the variable rate interest payments received is reported in earnings. These interest rate swaps mature on June 15, 2020.
Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts, best-efforts forward contracts and rate lock loan commitments. The fair value of our derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants.
We have established guidelines in originating and selling loans to Fannie Mae, and retaining or selling the mortgage servicing rights. The commitments to borrowers to originate residential mortgage loans and the forward sales commitments to investors are freestanding derivative instruments. As such, they do not qualify for hedge accounting treatment and the fair value adjustments for these instruments is recorded through the Consolidated Statements of Operations in mortgage loan income. The fair market value of mortgage banking derivatives is recorded in the consolidated balance sheet in Other Assets.

	Gain (Loss) Recognized
(dollars in thousands)	For Three Months Ended		For Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Derivatives designated as hedging instruments:
Interest rate swap contracts - FHLB advances	$(137)	$262	$(686)	$(59)
Derivatives not designated as hedging instruments:
Mortgage loan rate lock commitments	3	4	$4	$(3)
Mortgage loan forward sales	61	(61)	68	17
Total	$64	$(57)	$72	$14

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
Loans Held for Investment
We do not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and the related impairment is charged against the allowance or a specific allowance is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, we determine the fair value of the loan to quantify impairment, should such exist. The fair value of impaired loans is estimated using one of several methods, including collateral net liquidation value, market value of similar debt, enterprise value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, substantially all of the total impaired loans were reviewed based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record impaired loans as nonrecurring Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Assets and liabilities carried at fair value on a recurring basis at June 30, 2016 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$—	$—	$—	$—
Residential mortgage-backed securities-GSE	270,995	—	270,995	—
Residential mortgage-backed securities-Private	28,984	—	28,984	—
Commercial mortgage-backed securities-GSE	22,167	—	22,167	—
Commercial mortgage-backed securities-Private	18,081	—	18,081	—
Corporate notes	37,419	—	37,419	—
Total available-for-sale debt securities	377,646	—	377,646	—
Mortgage servicing rights	2,812	—	—	2,812
Interest rate swaps	(1,847)	—	(1,847)	—
Total assets at fair value	$378,611	$—	$375,799	$2,812

Assets and liabilities carried at fair value on a recurring basis at December 31, 2015 are summarized in the following table:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale debt securities:
U.S. government sponsored agencies	$2,008	$—	$2,008	$—
Residential mortgage-backed securities-GSE	278,107	—	278,107	—
Residential mortgage-backed securities-Private	33,577	—	33,577	—
Commercial mortgage-backed securities-GSE	21,611	—	21,611	—
Commercial mortgage-backed securities-Private	17,575	—	17,575	—
Corporate notes	37,555	—	37,555	—
Total available-for-sale debt securities	390,433	—	390,433	—
Mortgage servicing rights	2,231	—	—	2,231
Interest rate swaps	(755)	—	(755)	—
Total assets at fair value	$391,909	$—	$389,678	$2,231
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Three Months Ended June 30,
	2016	2015
Balance, beginning of period	$2,654	$1,896
Total gains or losses (realized/unrealized):
Included in earnings, gross	364	256
Less amortization	(206)	(140)
Balance, end of period	$2,812	$2,012

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Mortgage Servicing Rights
(dollars in thousands)	Six Months Ended June 30,
	2016	2015
Beginning balance at January 1,	$2,231	$1,726
Total gains or losses (realized/unrealized):
Included in earnings, gross	957	556
Less amortization	(376)	(270)
Balance, end of period	$2,812	$2,012

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
Assets measured at fair value on a nonrecurring basis are included in the following table at June 30, 2016:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$2,597	$—	$—	$2,597
Other real estate owned	6,756	—	—	6,756
Total assets at fair value from continuing operations	$9,353	$—	$—	$9,353
Assets measured at fair value on a nonrecurring basis are included in the following table at December 31, 2015:

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans, net	$3,418	$—	$—	$3,418
Other real estate owned	10,630	—	—	10,630
Total assets at fair value from continuing operations	$14,048	$—	$—	$14,048
Quantitative Information about Level 3 Fair Value Measurements

(dollars in thousands)	Fair Value at June 30, 2016	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$2,597	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Other real estate owned	6,756	Discounted appraisals	Collateral discounts	1.00% - 30.00%
Mortgage servicing rights	2,812	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%

(dollars in thousands)	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Input	Range

Impaired loans, net	$3,418	Discounted appraisals	Collateral discounts	1.00%-30.00%
Other real estate owned	10,630	Discounted appraisals	Collateral discounts	1.00%-30.00%
Mortgage servicing rights	2,231	Discounted cash flows	Prepayment rate	10.00% - 25.00%
Mortgage servicing rights			Discount rate	6.00% - 10.00%
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
Deposits. The fair value of noninterest-bearing and interest-bearing demand deposits and savings are the amounts payable on demand because these products have no stated maturity. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities and deposits are classified as Level 2.
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
The estimated fair values of financial instruments are as follows at the periods indicated:

	At June 30, 2016
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$53,572	$53,572	$53,572	$—	$—
Investment securities: Available-for-sale	377,646	377,646	—	377,646	—
Investment securities: Held-to-maturity	139,813	142,217	—	142,217	—
Loans held for sale	4,524	4,524	—	4,524	—
Loans held for investment, net	1,511,365	1,524,449	—	—	1,524,449
Accrued interest receivable	5,201	5,201	7	1,548	3,646
Interest rate swaps	(1,847)	(1,847)	—	(1,847)	—
Financial Liabilities:
Deposits	1,916,481	1,918,660	—	1,918,660	—
Retail repurchase agreements	12,761	12,761	—	12,761	—
Federal Home Loan Bank advances	65,153	67,321	—	67,321	—
Long-term notes payable	5,454	5,454	—	—	5,454
Junior subordinated debentures	56,702	31,502	—	—	31,502
Accrued interest payable	353	353	—	335	18

	At December 31, 2015
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$39,175	$39,175	$39,175	$—	$—
Investment securities: Available-for-sale	390,434	390,434	—	390,434	—
Investment securities: Held-to-maturity	147,967	145,184	—	145,184	—
Loans held for sale	5,403	5,403	—	5,403	—
Loans held for investment, net	1,528,600	1,513,226	—	—	1,513,226
Accrued interest receivable	5,305	5,305	—	1,630	3,675
Interest rate locks and forward loan sale commitments	(755)	(755)	—	(755)	—
Financial Liabilities:
Deposits	1,947,537	1,945,691	—	1,945,691	—
Retail repurchase agreements	7,219	7,219	—	7,219	—
Federal Home Loan Bank advances	93,681	95,781	—	95,781	—
Long-term notes payable	5,415	5,415	—	—	5,415
Junior subordinated debentures	56,702	32,536	—	—	32,536
Accrued interest payable	367	367	—	349	18
There were no transfers between valuation levels for any assets during the six months ended June 30, 2016. If different valuation techniques are deemed necessary, we would consider those transfers to occur at the end of the period when the assets are valued.

9. Accumulated Other Comprehensive Income
The following tables present the changes in our accumulated other comprehensive income (loss), net of tax, by component for the periods indicated:

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2016	$(5,176)	$(466)	$(5,097)	$(10,739)
Other comprehensive income (loss) before reclassifications	6,989	(690)	(54)	6,245
Amounts reclassified from accumulated other comprehensive income	—	4	—	4
Net current period other comprehensive income (loss)	6,989	(686)	(54)	6,249
Ending balance June 30, 2016	$1,813	$(1,152)	$(5,151)	$(4,490)

(Dollars in thousands)	Unrealized Gains (Losses) on Available-For-Sale Securities	Interest Rate Swaps	Defined Benefit Plan Items	Total

Beginning balance January 1, 2015	$(3,017)	$(324)	$(4,134)	$(7,475)
Other comprehensive loss before reclassifications	(2,515)	(63)	—	(2,578)
Amounts reclassified from accumulated other comprehensive income	—	4	—	4
Net current period other comprehensive loss	(2,515)	(59)	—	(2,574)
Ending balance June 30, 2015	$(5,532)	$(383)	$(4,134)	$(10,049)

The following table presents the reclassifications out of our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

(Dollars in thousands)	Amount Reclassified from AOCI
	For Three Months Ended		For Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Line Item in the Consolidated Statement of Operations
Interest rate swaps:
Swap ineffectiveness expense	$3	$3	$6	$6	Other expense
Income tax benefit	(1)	(1)	(2)	(2)	Income tax expense
Total, net of tax	2	2	4	4
Total reclassifications for the period	$2	$2	$4	$4

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
At June 30, 2016 and December 31, 2015, our repurchase agreement borrowings totaled $12.8 million and $7.2 million respectively, and are classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with residential mortgage backed securities with a market value of $15.9 million and $17.1 million at June 30, 2016 and December 31, 2015, respectively. Declines in the value of the collateral would require us to pledge additional securities. As of June 30, 2016 and December 31, 2015 the Company had $181.0 million and $213.6 million, respectively, of available unpledged securities.
The following table presents the carrying value of repurchase agreements by remaining contractual maturity at June 30, 2016 and December 31, 2015:

June 30, 2016
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$12,761	$—	$—	$12,761

December 31, 2015
(dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	1 - 90 days	Over 90 days	Total
Residential mortgage-backed securities-GSE	$7,219	$—	$—	$7,219

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
Important Note Regarding Forward-Looking Statements
This quarterly Report on Form 10-Q contains statements that we believe are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements generally relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking terminology, such as “believes,” “expects,” or “are expected to,” “plans,” “projects,” “goals,” “estimates,” “may,” “should,” “could,” “would,” “intends to,” “outlook” or “anticipates,” or variations of these and similar words, or by discussions of strategies that involve risks and uncertainties. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to, those described in this quarterly Report on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information actually known to us at the time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Financial highlights are presented in the accompanying table.

Selected Financial Data

(dollars in thousands, except per share data)	As of and for Three Months Ended		As of and for Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income Statement Data
Net interest income	$18,292	$16,827	$36,075	$33,600
Provision for (Recovery of Provision for) loan losses	507	(788)	(28)	(1,926)
Noninterest income	5,157	4,154	11,480	8,188
Noninterest expense	16,759	17,827	35,160	35,835
Income before income taxes	6,183	3,942	12,423	7,879
Net income	3,892	2,523	7,806	5,042
Period End Balances
Assets	$2,356,792	$2,293,387	$2,356,792	$2,293,387
Loans held for sale	4,524	2,767	4,524	2,767
Loans held for investment (1)	1,525,070	1,445,853	1,525,070	1,445,853
Allowance for loan losses	13,705	17,989	13,705	17,989
Goodwill and other intangible assets	9,365	9,598	9,365	9,598
Deferred tax assets, net	133,496	145,229	133,496	144,229
Deposits	1,916,481	1,855,638	1,916,481	1,855,638
Borrowings	140,070	154,211	140,070	154,211
Shareholders' equity	287,439	269,786	287,439	269,786
Average Balances
Assets	$2,374,668	$2,246,949	$2,384,604	$2,224,721
Loans held for sale	5,171	3,981	4,294	3,384
Loans held for investment (1)	1,528,216	1,406,827	1,541,292	1,391,525
Allowance for loan losses	13,566	18,970	14,301	19,601
Goodwill and other intangible assets	9,295	9,458	9,234	9,576
Deferred tax assets, net	136,142	144,144	137,932	143,359
Deposits	1,940,283	1,799,682	1,936,145	1,790,657
Borrowings	135,805	161,996	153,533	150,441
Shareholders' equity	284,608	271,229	281,343	270,021
Per Common Share Data
Net income - basic and diluted	$0.16	$0.10	$0.32	$0.21
Core net income - diluted (2)	0.17	0.10	0.35	0.21
Book value (shareholders' equity)	11.83	11.14	11.83	11.14
Tangible book value (shareholders' equity) (2)	11.44	10.75	11.44	10.75
Performance Ratios
Return on average assets	0.66%	0.45%	0.66%	0.46%
Core return on average assets (2)	0.68	0.45	0.71	0.46
Return on average tangible assets (2)	0.66	0.45	0.66	0.46
Return on average equity	5.50	3.73	5.58	3.77
Return on average tangible equity (2)	5.69	3.87	5.77	3.90
Net interest margin (tax equivalent)	3.50	3.43	3.44	3.49

Asset Quality Ratios
Allowance for loan losses to period end loans held for investment (1)	0.90%	1.24%	0.90%	1.24%
Net annualized charge-offs to average loans held for investment (1)	0.27	0.07	0.19	0.06
Classified assets to Tier 1 capital and allowance for loan losses	34.0	36.3	34.0	36.3
Nonperforming assets to period end total assets (3)	1.2	1.7	1.2	1.7
Capital and Liquidity Ratios
Average equity to average assets	11.99%	12.07%	11.61%	12.14%
Leverage capital	8.94	8.50	8.94	8.50
Common equity tier 1 risk-based capital	11.94	11.85	11.94	11.85
Tier 1 risk-based capital	11.94	11.85	11.94	11.85
Total risk-based capital	13.63	14.28	13.63	14.28
Period end loans to period end deposits	80	78	80	78

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
On November 22, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Capital Bank Financial Corp., a Delaware corporation (“Capital”), under which, upon the terms and subject to the conditions set forth in the Merger Agreement, COB will merge with and into Capital (the “Merger”), with Capital as the surviving corporation in the Merger. Immediately following the Merger, the Bank will merge with and into Capital’s wholly-owned bank subsidiary, with Capital’s wholly-owned bank subsidiary surviving the bank merger. The Merger is subject to, among other things, regulatory approval and other customary closing conditions. Shareholders of both COB and Capital approved the Merger on April 18, 2016.
Results of Operations
Net Interest Income
Our principal source of revenue is net interest income. Net interest income is the difference between interest income earned on interest-earning assets, primarily loans and investment securities, and interest expense paid on interest-bearing deposits and other interest-bearing liabilities. The net interest margin measures how effectively we manage the mix of interest-earning assets and interest-bearing liabilities and the difference between the interest income earned on interest-earning assets and the interest expense paid for funds to support those assets. Fluctuations within net interest income are driven by changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, the rate of growth of the interest-earning assets and interest-bearing liabilities base, the ratio of interest-earning assets to interest-bearing liabilities, and the management of interest rate sensitivity. An analysis of these changes is presented in the Average Balances and Net Interest Income Analysis - Second Quarter for the three month periods ended June 30, 2016 and 2015, and in the Average Balances and Net Interest Income Analysis - Six Months for the six month periods ended June 30, 2016 and 2015.
Net interest income on a taxable equivalent basis was $18.3 million for the three month period ended June 30, 2016, an increase of 9%, or $1.5 million, from $16.8 million for the same period in 2015. The increase in interest income is primarily a result of growth in average loan balances of $122.6 million, or 9%.
Net interest margin (taxable equivalent) increased 7 basis points from 3.43% in the second quarter of 2015 to 3.50% in the second quarter of 2016. The yield on average earning assets increased by 6 basis points in the second quarter of 2016 to 4.00% from 3.94% in the second quarter of 2015, as improvements in loans yields, primarily related to interest recoveries on charged-off loans, more than offset lower yields on securities, primarily as a result of the impact on mortgage securities yields of higher actual and expected prepayment rates. The cost of interest-bearing liabilities increased 1 basis point to 0.63% in the second quarter of 2016 primarily as a result of the increase in the Fed Funds and related rates in December 2015. The cost of interest-bearing deposits was unchanged at 0.48% for the second quarter of both years.
The following table summarizes the average balance sheets and net interest income/margin analysis for the three months ended June 30, 2016 and 2015. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Second Quarter

	Three Months Ended June 30,
	2016			2015
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,533,387	$17,648	4.63%	$1,410,808	$16,022	4.56%
Investment securities	523,362	3,028	2.33	523,213	3,116	2.39
Other earning assets	47,578	270	2.28	33,209	209	2.52
Total earning assets	2,104,327	20,946	4.00	1,967,230	19,347	3.94

Noninterest-earning assets:
Cash and due from banks	24,564			24,831
Goodwill and other intangible assets	9,295			9,458
Other assets, net	236,482			245,430
Total assets	$2,374,668			$2,246,949

Interest-bearing liabilities:
Interest-bearing demand deposits	$358,110	$209	0.23%	$350,449	$245	0.28%
Savings deposits	100,895	26	0.10	90,049	23	0.10
Money market deposits	454,449	319	0.28	422,667	283	0.27
Time deposits	627,935	1,298	0.83	587,050	1,181	0.81
Total interest-bearing deposits	1,541,389	1,852	0.48	1,450,215	1,732	0.48
Retail repurchase agreements	7,511	4	0.21	8,612	5	0.23
Federal Home Loan Bank advances	66,151	455	2.77	91,208	488	2.15
Other borrowed funds	62,143	330	2.14	62,176	278	1.79
Total interest-bearing liabilities	1,677,194	2,641	0.63	1,612,211	2,503	0.62

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	398,894			349,467
Other liabilities	13,972			14,042
Shareholders' equity	284,608			271,229
Total liabilities and shareholders' equity	$2,374,668			$2,246,949

Net interest income and net yield on earning assets (4)		$18,305	3.50%		$16,844	3.43%

Interest rate spread (5)			3.37%			3.32%
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

Net interest income on a taxable equivalent basis was $36.1 million for the six month period ended June 30, 2016, an increase of 7%, or $2.5 million, from $33.6 million for the same period in 2015. The increase in interest income is primarily a result of growth in average loan balances of $150.7 million, or 11%, partially offset by a decrease in net loan yield of 11 basis points from lower origination interest rates and a higher variable rate loan mix.
Net interest margin (taxable equivalent) declined 5 basis points from 3.49% in the first six months of 2015 to 3.44% in the first six months of 2016. The yield on average earning assets decreased by 6 basis points in the first six months of 2016 to 3.95% from 4.01% in the first six months of 2015, on lower yields on loans, for the reasons just discussed, and securities, as a result of the impact on mortgage securities yields of higher actual and expected prepayment rates. The cost of interest-bearing liabilities was unchanged at 0.63% in both periods, while the cost of interest-bearing deposits was unchanged at 0.48% for the first six months of both years.
The following table summarizes the average balance sheets and net interest income/margin analysis for the six months ended June 30, 2016 and 2015. The interest yield earned on interest-earning assets and interest rate paid on interest-bearing liabilities shown in the table are derived by dividing interest income and expense by the average balances of interest-earning assets or interest-bearing liabilities, respectively.

Average Balances and Net Interest Income Analysis - Six Months

	Six Months Ended June 30,
	2016			2015
			Average			Average
(dollars in thousands)	Average	Income /	Yield /	Average	Income /	Yield /
	Balance (3)	Expense	Rate	Balance (3)	Expense	Rate
Interest-earning assets:
Loans (1)(2)	$1,545,586	$34,620	4.50%	$1,394,909	$31,913	4.61%
Investment securities	529,719	6,311	2.40	515,532	6,340	2.48
Other earning assets	36,679	503	2.76	34,546	379	2.21
Total earning assets	2,111,984	41,434	3.95	1,944,987	38,632	4.01

Noninterest-earning assets:
Cash and due from banks	24,649			25,643
Goodwill and other intangible assets	9,234			9,576
Other assets, net	238,737			244,515
Total assets	$2,384,604			$2,224,721

Interest-bearing liabilities:
Interest-bearing demand deposits	$361,994	$430	0.24%	$350,307	$500	0.29%
Savings deposits	98,977	50	0.10	89,036	45	0.10
Money market deposits	465,328	712	0.31	427,989	597	0.28
Time deposits	622,983	2,539	0.82	587,241	2,322	0.80
Total interest-bearing deposits	1,549,282	3,731	0.48	1,454,573	3,464	0.48
Retail repurchase agreements	7,422	8	0.22	8,547	9	0.21
Federal Home Loan Bank advances	83,977	957	2.29	79,782	957	2.42
Other borrowed funds	62,134	651	2.11	62,112	567	1.84
Total interest-bearing liabilities	1,702,815	5,347	0.63	1,605,014	4,997	0.63

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits	386,863			336,084
Other liabilities	13,583			13,602
Shareholders' equity	281,343			270,021
Total liabilities and shareholders' equity	$2,384,604			$2,224,721

Net interest income and net yield on earning assets (4)		$36,087	3.44%		$33,635	3.49%

Interest rate spread (5)			3.32%			3.38%
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
During the three months ended June 30, 2016, the provision for loan losses was $0.5 million, while for the six months ended June 30, 2016 the amount was a recovery of provision for loan losses of ($28) thousand, compared to $(0.8) million and $(1.9) million recovery of provision for loan losses in the same periods of 2015. The provision in the second quarter of 2016 was a result of charge-offs in the consumer portfolio and additional allowance required as part of the Q&E component of the ALL. The recoveries of provision in prior periods were the result of declining historical net loss rates, partially offset by loan portfolio growth. During the three month periods ended June 30, 2016 and 2015, net charge-offs totaled $1.0 and $0.4 million, or 0.27% and 0.07% of average loans on an annualized basis, respectively. During the six month periods ended June 30, 2016 and 2015, net charge-offs totaled $1.5 million and $0.4 million, respectively, or 0.19% and 0.06% of average loans on an annualized basis, respectively.
Noninterest Income
Noninterest income includes fees and service charges on deposit accounts, mortgage banking income, fees from cardholder and merchant services, fees and commissions related to trust and investment services, gains and losses on the sales of securities, and all other types of noninterest revenue.
For the three months ended June 30, 2016, noninterest income was $5.2 million compared to $4.2 million for the same period in 2015, an increase of $1.0 million, or 24%. SBA loan sales income, included in mortgage loan income, increased from $0.1 million in the second quarter of 2015 to $0.3 million in the second quarter of 2016, while residential mortgage loan income increased from $0.2 million to $0.5 million during the same periods. Service charges (including other service charges, commissions and fees) during the second quarter of 2016 grew $0.2 million, or 11%, from the same period of 2015 on increased customer fee activity, especially in overdraft protection products. Cardholder and merchant services income improved by 9% from the second quarter a year ago on improved customer activity levels.
For the six months ended June 30, 2016, noninterest income was $11.5 million compared to $8.2 million for the same period in 2015, an increase of $3.3 million, or 40%, primarily the result of a $2.0 million increase in mortgage loan income from a $1.8 million gain on the bulk sale of $46.9 million of loans to Fannie Mae during the first quarter of 2016. In addition, SBA loan sales income, which is included in mortgage loan income, increased from $0.1 million in the first six months of 2015 to $0.5 million in the first six months of 2016. Service charges (including other service charges, commissions and fees) during the first six months of 2016 were $0.4 million higher than the same period of 2015 as described above, while cardholder and merchant services income rose $0.4 million, or 11%, from the first six months of last year.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Noninterest Income
Service charges on deposit accounts	$1,561	$1,433	$3,118	$2,867
Mortgage loan income	683	314	2,824	779
Cardholder and merchant services income	1,332	1,218	2,573	2,343
Trust and investment services	365	403	745	725
Bank-owned life insurance	269	268	538	518
Other service charges, commissions and fees	498	421	941	804
Other income	449	97	741	152
Total noninterest income	5,157	4,154	11,480	8,188
Less nonrecurring items:	—	—	—	—
Core noninterest income (1)	$5,157	$4,154	$11,480	$8,188
(1) See "Non-GAAP Measures".
Noninterest Expense
Noninterest expense components include salary and employee benefits, occupancy and equipment, and other expenses associated with our operations, in addition to credit related OREO and loan collection expenses.

Noninterest expenses were $16.8 million in the second quarter of 2016 compared to $17.8 million in the same period of 2015, a decrease of $1.0 million, or 6%. The decrease was primarily the result of a $0.6 decrease in personnel expenses as a result of employee departures related to the Merger, partially offset by higher employee benefit costs, as well as a $0.4 million decrease in OREO expense as a result of gains on the sale of OREO properties. Excluding the nonrecurring merger-related expenses, core noninterest expenses were $16.5 million in the first three months of 2016, and fell by $1.3 million, or 7%, from the same period in 2015, primarily as a result of the items noted above. See the following table and "Non-GAAP Measures" for further analysis.
Full-time equivalent employees averaged 488 employees for the second quarter of 2016 versus 553 employees for the second quarter of 2015, a reduction of 12%, primarily as a result of merger related employee departures.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Noninterest Expense
Personnel expense	$9,906	$10,462	$20,044	$21,056
Net occupancy expense	1,319	1,211	2,872	2,680
Furniture, equipment and data processing expense	1,921	1,875	4,051	3,864
Professional fees	575	528	1,025	1,067
Stationery, printing and supplies	127	141	287	317
Advertising and marketing	46	134	106	320
Other real estate owned expense	52	506	536	865
Credit/debit card expense	429	498	868	1,042
FDIC insurance	398	456	859	909
Loan collection expense	144	313	293	613
Merger-related expense	215	—	986	—
Core deposit intangible amortization	227	352	565	704
Other expense	1,400	1,351	2,668	2,398
Total noninterest expense	16,759	17,827	35,160	35,835
Less nonrecurring:
Merger-related expense	215	—	986	—
Core noninterest expense (1)	$16,544	$17,827	$34,174	$35,835
(1) See "Non-GAAP Measures".
Provision for Income Taxes
Income tax expense totaled $2.3 million for the second quarter of 2016 and $1.4 million for the second quarter of 2015. For the first six months of 2016, income tax expense totaled $4.6 million, compared to $2.8 million for the first six months of 2015. Our provision for income taxes, as a percentage of income before income taxes, was 37.1% and 36.0% for the three months ended June 30, 2016 and 2015, respectively, and 37.2% and 36.0% for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily attributable to the Company’s marginal tax rate applied to the increase in its pre-tax income.

Balance Sheet Review
Total assets at June 30, 2016 were $2.36 billion, a decrease of $40.5 million, or 2%, compared to total assets of $2.40 billion at December 31, 2015, primarily as a result of the first quarter 2016 bulk residential mortgage loan sale to Fannie Mae previously discussed.
Cash and interest-bearing balances were $53.6 million at June 30, 2016, an increase of $14.4 million, or 37%, compared to $39.2 million at December 31, 2015, primarily as a result of the cash received from the bulk sale of loans described above.
Our total investment securities portfolio decreased $20.9 million during the first six months of 2016, from $538.4 million at December 31, 2015 to $517.5 million at June 30, 2016, a decrease of 4%. The portfolio is comprised of U.S. federal agency securities and U.S. federal agency Mortgage Backed Securities ("MBS") (GSE), private residential MBS, commercial MBS (GSE), private commercial MBS, and corporate debt securities. At June 30, 2016 there were $377.7 million of investment securities designated available-for-sale and $139.8 million of securities designated held-to-maturity.
Loans held for investment decreased $18.7 million, a decrease of 1%, during the first six months of 2016, from $1,543.8 million at December 31, 2015 to $1,525.1 million at June 30, 2016. The decrease was primarily the result of the bulk sale of $46.9 million of loans to Fannie Mae described above. New commercial loan origination has slowed significantly from 2015 rates, primarily as a result of the merger related departures of commercial loan officers and mortgage loan officers. The pass rated loan portfolio, excluding the bulk loan sale, grew $35.3 million year to date, a 5% annualized growth rate.
Total deposits were $1.92 billion at June 30, 2016, a decrease of $31.1 million, or 2% from $1.95 billion at December 31, 2015. Noninterest-bearing deposits increased $7.5 million, or 2%, from $386.3 million at December 31, 2015 to $393.8 million at June 30, 2016, an annualized growth rate of 4%. Low cost core deposits, which exclude all time deposits, declined $30.0 million year to date.
Shareholders' equity (book value) at June 30, 2016 was $287.4 million as compared to $273.0 million at December 31, 2015, an increase of $14.4 million. The book value per share was $11.83 at June 30, 2016, as compared to a book value per share of $11.24 at December 31, 2015. The change in shareholders' equity primarily reflects net income for the six months ended June 30, 2016 of $7.8 million and $6.2 million other comprehensive income, net of tax, including the unrealized gain on available-for-sale securities described below. We did not declare common dividends during the six months ended June 30, 2016, and we do not expect to pay dividends to shareholders for the foreseeable future.
Investment Securities
We evaluate all securities on a quarterly basis, and more frequently as economic conditions warrant, to determine if an other than temporary impairment (“OTTI”) exists. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of COB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. If management determines that an investment experiences an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold. As of June 30, 2016, there were no securities considered to have OTTI.
During the first six months of 2016, decreases in the level of market interest rates resulted in unrealized gains of $11.2 million on our available-for-sale portfolio. The unrealized gain, net of $4.2 million tax effect, was $7.0 million for the first six months of 2016 and was recorded in Other Comprehensive Income (Loss). At June 30, 2016, there was an unrealized gain of $2.9 million on our available-for-sale portfolio.
Asset Quality
Management considers asset quality to be of primary importance. A formal loan review function, independent of loan origination, is used to identify and monitor problem loans. This function reports directly to the Risk Management Committee of the Board of Directors, and is independent of loan origination.
Acquired Loans
Loans acquired in the 2011 merger with Bank of Granite Corp. ("Granite Purchased Loans") include purchased impaired loans ("PI loans") and purchased contractual loans ("PC loans"). At June 30, 2016, there were $89.5 million of Granite Purchased Loans, of which $16.9 million were PC loans, and $72.6 million were PI loans, $69.6 million of which had subsequent credit deterioration.
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
We estimate the expected cash flows for each pool of the PI loans and evaluate whether the expected cash flows for each pool have changed from prior estimates periodically. Decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or reclassification from non-accretable difference to accretable yield with a positive impact on future interest income. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining lives of the loan, when there is a reasonable expectation about the amount and timing of such cash flows.
We have elected to treat the Granite portfolio under ASC 310-30, with the exception of performing revolving consumer and commercial loans, which are being accounted for under ASC 310-20.
At June 30, 2016, an ALL of $2.8 million was required for the PI loans, and these loans are presented on an accruing basis.
Commercial Real Estate Secured Loans
Commercial real estate secured lending (including commercial, construction and land development) where conversion of the real estate is the primary source of repayment is a significant portion of our commercial loan portfolio. These categories constitute $599.7 million, or approximately 39%, of our total loans held for investment portfolio at June 30, 2016, unchanged from December 31, 2015. These categories are generally affected by changes in economic conditions, changes in real estate market values, fluctuations in interest rates, the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.
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
The level of nonperforming loans continued to decline, from $18.8 million or 1.2% of loans held for investment at December 31, 2015, to $14.7 million, or 1.0% of loans held for investment at June 30, 2016. OREO and property acquired in settlement of loans were $14.4 million at June 30, 2016, compared to $16.6 million at December 31, 2015, a decrease of $2.1 million or 13%. During the first six months of 2016, we recorded net write-downs (net of gains on sales) of OREO of $0.5 million, compared to $0.7 million in the first six months of 2015. At June 30, 2016, 18 assets with a net carrying amount of $2.4 million were under contract for sale. Estimated losses, if any, with these sales have been recognized in the Consolidated Statements of Operations in the first six months of 2016. Actual gains, if any, will be recorded at the time of sale. Total nonperforming assets declined 18% from $35.4 million at December 31, 2015 to $29.1 million at June 30, 2016, and represented 1.2% of total assets, an improvement from 1.5% at December 31, 2015.
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
The ALL of $15.2 million at December 31, 2015 decreased to $13.7 million at June 30, 2016. The ALL as a percentage of loans held for investment was 0.90% at June 30, 2016 compared to 0.98% at December 31, 2015. Net charge-offs were $1.5 million in the first six months of 2016, compared to net charge-offs of $0.4 million in the first six months of 2015. Annualized net charge-offs in the first six months of 2016 were 0.19% of average loans, compared to annualized net charge-offs of 0.06% in the same period of 2015.
Actual past due loans and loan charge-offs remain at low levels and we continue to diligently work to improve asset quality. We believe the ALL of $13.7 million at June 30, 2016 is adequate to cover probable losses inherent in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of COB. Additional information on the ALL is presented in Note 4 to the consolidated financial statements.
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
The following table presents COB's investment in loans considered to be impaired and related information on those impaired loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Balance	Associated Reserves	Balance	Associated Reserves
Impaired loans, not individually reviewed for impairment	$4,543	$—	$4,903	$—
Impaired loans, individually reviewed, with no impairment	18,383	—	22,411	—
Impaired loans, individually reviewed, with impairment	3,731	328	3,817	399
Total impaired loans *	$26,657	328	$31,131	399

Purchased impaired loans with subsequent deterioration	$69,587	2,754	$84,329	2,754
Purchased impaired loans with no subsequent deterioration	3,011	—	3,235	—
Total Reserves		$3,082		$3,153

Average impaired loans calculated using a simple average	28,894		35,290
* Included at June 30, 2016 and December 31, 2015 were $12.0 million and $13.1 million, respectively, in restructured and performing loans.
Liquidity Management
Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of COB's customers. Liquidity is immediately available from four major sources: (a) cash on hand and on deposit at other banks; (b) the outstanding balance of federal funds sold; (c) the market value of unpledged investment securities; and (d) availability under lines of credit. At June 30, 2016, the total amount of these four items was $359.5 million, or 15% of total assets, a decrease of $20.3 million from $379.7 million, or 16% of total assets, at December 31, 2015. COB could also access $326.9 million of additional borrowings under credit lines by pledging additional collateral.
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

At June 30, 2016, $158.0 million of the investment securities portfolio was pledged to secure public deposits, $15.9 million was pledged to retail repurchase agreements and $162.5 million was pledged to others, leaving $181.0 million available as lendable collateral.
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
COB's balance sheet continued to be asset-sensitive at June 30, 2016. An asset-sensitive position means that net interest income will generally move in the same direction as interest rates. For instance, if interest rates increase, net interest income can be expected to increase, and if interest rates decrease, net interest income can be expected to decrease. COB's asset sensitivity is primarily derived from cash and due from banks position, variable rate commercial loans that adjust as interest rates change and the long duration of its low cost core deposits. These variable rate loans are primarily funded by deposits that are not expected to reprice as quickly as the loans. Management believes COB's risk to changes in interest rates to be moderate.
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

The prompt corrective action provisions of federal law require the federal bank agencies to take prompt corrective action to resolve problems of insured depository institutions such as the Bank. The extent of these powers depends upon whether the institution is designated as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. The minimum capital requirements to be characterized as “well-capitalized” and “adequately capitalized,” as defined by the applicable provisions of federal law, which were revised effective as of January 1, 2015, and COB and the Bank's capital ratios as of June 30, 2016 were as follows:

			Minimum Regulatory Requirement
	CommunityOne Bancorp	CommunityOne Bank	Adequately Capitalized	Well- Capitalized
Leverage capital ratio	8.94%	10.00%	4.00%	5.00%
CET1 risk-based capital ratio	11.94	13.11	4.50	6.50
Total Tier 1 risk-based capital ratio	11.94	13.11	6.00	8.00
Total risk-based capital ratio	13.63	13.98	8.00	10.00
Based on these ratios, the Bank is considered “well-capitalized” under the applicable provisions of the Federal Deposit Insurance Act, and the Company and the Bank exceeded the minimum capital conservation buffer.
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
Our analysis as of June 30, 2016 continues to support the position that future taxable income will be available during the carryforward periods to absorb all of the consolidated federal net operating loss carryforward and our North Carolina net economic loss carryforward.
As of June 30, 2016 and December 31, 2015 net deferred income tax assets totaling $133.5 million and $141.7 million, respectively, are recorded on the Company’s balance sheet.
On July 23, 2013, the State of North Carolina lowered the North Carolina corporate income tax rate from 6.9% to 6% effective 2014 and to 5% effective 2015. On July 28, 2015, North Carolina announced that, based on the state achieving its 2015 tax year revenue target, the rate will be reduced to 4% during the 2016 tax year. The rate will be further reduced to 3% for post-2016 tax years provided that additional revenue growth targets are reached. The rate reduction trigger resulted in a $2.3 million reduction in deferred income tax assets, which the Company recorded as a reduction in deferred income tax assets as of September 30, 2015 and a charge to income tax expense in the third quarter of 2015.
At September 30, 2015, we determined that it was more likely than not that future taxable income will be available during applicable carryforward periods to absorb all of the remaining North Carolina net economic loss carryforwards, and accordingly, the remaining $0.7 million deferred tax asset valuation allowance were reversed as a reduction in income tax expense. We have recorded income taxes in the first six months of 2016 at the Company’s effective tax rate.
The merger with Bank of Granite Corp. resulted in an ownership change for Bank of Granite Corp. under Internal Revenue Code Section 382 and the Regulations thereunder. Accordingly, the Company has applied a limitation against Bank of Granite Corp.’s pre-acquisition net operating loss carryforwards and net unrealized built-in losses.
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

•	"Core noninterest expense" ("Core NIE") is defined as total noninterest expense reduced by noninterest expense items which are nonrecurring in nature.

•	“Core noninterest income "("NII") is defined as total noninterest income reduced by items which are nonrecurring in nature.

•	"Core net income before tax" is defined as income, before income taxes, adjusted by noninterest income items and noninterest expense items which are nonrecurring in nature.

•	"Core income tax expense" is defined as income taxes, adjusted by tax related items which are nonrecurring in nature.

•	"Core net income" is defined as core net income before tax less core income tax expense.

•	"Core return on average assets" is defined as annualized core net income divided by total average assets

•	"Core net income per share" is defined as core net income divided by average diluted shares outstanding for the period.

The following tables provide a more detailed analysis of these non-GAAP measures:

(dollars in thousands, except per share data)	As of and for the Three Months ended June 30, 2016	As of and for the Three Months ended June 30, 2015	As of and for the Six Months ended June 30, 2016	As of and for the Six Months ended June 30, 2015
Total average shareholders' equity	$284,608	$271,229	$281,343	$270,021
Less:
Average goodwill	(4,205)	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,090)	(5,253)	(5,029)	(5,371)
Average tangible shareholders' equity (non-GAAP)	$275,313	$261,771	$272,109	$260,445

Total average assets	$2,374,668	$2,246,949	$2,384,604	$2,224,721
Less:
Average goodwill	(4,205)	(4,205)	(4,205)	(4,205)
Average core deposit and other intangibles	(5,090)	(5,253)	(5,029)	(5,371)
Average tangible assets (non-GAAP)	$2,365,373	$2,237,491	$2,375,370	$2,215,145

Total shareholders' equity	$287,439	$269,786	$287,439	$269,786
Less:
Goodwill	(4,205)	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,160)	(5,393)	(5,160)	(5,393)
Tangible shareholders' equity (non-GAAP)	$278,074	$260,188	$278,074	$260,188

Total assets	$2,356,792	$2,293,387	$2,356,792	$2,293,387
Less:
Goodwill	(4,205)	(4,205)	(4,205)	(4,205)
Core deposit and other intangibles	(5,160)	(5,393)	(5,160)	(5,393)
Tangible assets (non-GAAP)	$2,347,427	$2,283,789	$2,347,427	$2,283,789

Book value per common share	$11.83	$11.14	$11.83	$11.14
Effect of intangible assets	(0.39)	(0.39)	(0.39)	(0.39)
Tangible book value per common share (non-GAAP)	$11.44	$10.75	$11.44	$10.75

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income before income taxes	$6,183	$3,942	$12,423	$7,879
Less nonrecurring:
Merger-related expense	(215)	—	(986)	—
Core net income before tax (non-GAAP)	$6,398	$3,942	$13,409	$7,879

Income tax expense	$2,291	$1,419	$4,617	$2,837
Less nonrecurring tax items and adjustments:
Tax effect of nonrecurring items (1)	(71)	—	(324)	—
Core income tax expense (non-GAAP)	$2,362	$1,419	$4,941	$2,837
Core net income (non-GAAP)	$4,036	$2,523	$8,468	$5,042

Return on average assets	0.66%	0.45%	0.66%	0.46%
Effect of adjustments to arrive at core net income	0.02	—	0.05	—
Core return on average assets (non-GAAP)	0.68%	0.46%	0.71%	0.46%

Net income per share - diluted	$0.16	$0.10	$0.32	$0.21
Effect of adjustments to arrive at core net income	0.01	—	0.03	—
Core net income per share - diluted (non-GAAP)	$0.17	$0.10	$0.35	$0.21

(1) Tax effected at an income tax rate of 33% in 2016, based on non-deductibility of certain merger-related expense.

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total noninterest income	$5,157	$4,154	$11,480	$8,188
Less nonrecurring items:
	—	—	—	—
Core noninterest income (non-GAAP)	$5,157	$4,154	$11,480	$8,188

Total noninterest expense	$16,759	$17,827	$35,160	$35,835
Less nonrecurring items:
Merger-related expense	215	—	986	—
Core noninterest expense (non-GAAP)	$16,544	$17,827	$34,174	$35,835
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Sections 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934), was carried out under the supervision and with the participation of COB's Chief Executive Officer and Chief Financial Officer and several other members of senior management as of June 30, 2016, the last day of the period covered by this Quarterly Report. COB's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is (a) accumulated and communicated to management (including COB's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (b) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control Changes
We assess the adequacy of our internal control over financial reporting quarterly and enhance our internal controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended June 30, 2016 have materially affected, or are reasonably likely to materially affect, COB’s internal control over financial reporting.

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
On April 1, 2016, the parties to the Consolidated WDNC Action filed with the Court a memorandum of understanding in which the parties agreed on the terms of a settlement of those lawsuits.  The memorandum of understanding provides that CommunityOne will make certain supplemental disclosures related to the merger, which was done on April 6, 2016. On April 4, 2016, the parties to the Garfield Action entered into a stipulation of settlement providing for the settlement of the Garfield Action (the “Garfield Stipulation”), including that Capital will make certain supplemental disclosures related to the merger, which was done on April 6, 2016. The proposed settlements are conditioned upon, among other things, the parties in the Consolidated WDNC Action entering into a stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court. There can be no assurance that the parties to the Consolidated WDNC Action will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. If the proposed settlements are approved by the court, it will release all claims in the actions that were or could have been brought challenging any aspect of the merger and any disclosures made in connection therewith and preclude further proceedings.
The defendants agreed to the settlement of these lawsuits to avoid the uncertainty, costs, distraction and disruption inherent in litigation and without admitting that further supplemental disclosure is required under any applicable rule, statute, regulation or law. Settlement hearings will be scheduled to consider the fairness, reasonableness, and adequacy of the proposed settlements following notice to the Company and Capital shareholders. If each of the proposed settlements is finally approved by the respective courts considering such settlements, they will resolve and release all claims in the Garfield Action and the Consolidated WDNC Action that were or could have been brought challenging any aspect of the Merger or the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to the stockholders prior to final approval of the settlement by the respective courts. In addition, in connection with the proposed settlements, the parties contemplate that plaintiffs’ counsel will seek awards of attorneys’ fees and expenses from each respective court.  COB, Capital, or their successors will pay or cause to be paid those attorneys’ fees and expenses awarded by the respective courts. There can be no assurance that the courts will approve the settlements.
Other than the foregoing, COB is not involved in, nor has it terminated during the six months ended June 30, 2016, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.
Item 1A.     Risk Factors
There have been no material changes to the risk factors that we have previously disclosed in Item 1A - “Risk Factors” in our Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Repurchases
Not Applicable.
Item 3.    Defaults Upon Senior Securities
Not Applicable.

Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
Exhibits to this report are listed in the Index to Exhibits section of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CommunityOne Bancorp
(Registrant)

Date: August 8, 2016	By:	/s/ DAVID L. NIELSEN
David L. Nielsen
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements submitted in XBRL format.